Form 10-Q
period 1999-09-30
CTC COMMUNICATIONS GROUP INC
filed 1999-11-15
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 1999.

Commission File Number 0-27505.

              CTC COMMUNICATIONS GROUP, INC.
(Exact name of registrant as specified in its charter)

 Delaware                               04-3469590

(State or other jurisdiction of        (IRS Employer
incorporation or organization)      Identification No.)

220 Bear Hill Rd., Waltham, Massachusetts       02451
(Address of principal executive offices)     (Zip Code)

                   (781) 466-8080
 (Registrant's telephone number including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.      Yes    [X]       No  [ ]

      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the Issuer's classes of Common Stock, as of the latest practicable date:

As of November 12, 1999, 14,554,804 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Unaudited Balance Sheets
                        as of September 30 and March 31, 1999           3

                        Condensed Unaudited Statements of Operations
                        Three Months Ended September 30, 1999 and 1998  4

                        Condensed Unaudited Statements of Operations
                        Six Months Ended September 30, 1999 and 1998    5

                        Condensed Unaudited Statements of Cash Flows
                        Six Months Ended September 30, 1999 and 1998    6

                        Notes to Condensed Unaudited
                        Financial Statements                            7-9

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   10-16

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                   17

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           18

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        18

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                19


CTC COMMUNICATIONS GROUP, INC.
CONDENSED UNAUDITED BALANCE SHEETS

	September 30,		 March 31,
	    1999		  1999
			(Restated)
	-------------		------------
ASSETS
Current assets:
Cash and cash equivalents	$ 44,571,938		$ 2,254,258
Accounts receivable, net	  29,863,809		 19,200,931
Prepaid expenses and other current assets	   7,458,429		  5,890,840
	-------------		------------
Total current assets	  81,894,176		 27,346,029

Furniture, fixtures and equipment	  71,533,834		 49,417,689
  Less accumulated depreciation	 (16,372,075)		(10,615,766)
	-------------		-------------
       Total Furniture, Fixtures and Equipment	  55,161,759		 38,801,923

Deferred financing costs and other assets	   2,171,563  		  3,333,950
	-------------		------------

       Total Assets	$139,227,498 		$69,481,902
	=============		============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 35,982,569  		$27,439,488
Accrued salaries and related taxes	   1,657,652  		  1,656,367
Current portion of obligations under
    capital leases	   3,915,526  		  3,230,077
Current portion of note payable 	   1,695,148  		  1,705,141
	-------------		------------
Total Current Liabilities	  43,250,895  		 34,031,073

Obligations under capital leases,
    net of current portion	   7,970,140  		  8,004,366
Notes payable, net of current portion	  75,268,856  		 51,918,492
	-------------		------------
Total Long-Term Debt	$ 83,238,996		$59,922,858

Series A redeemable convertible
    preferred stock	  13,361,181  		 12,671,797

Stockholders' deficit:
Common stock	     145,049  		    103,525
Additional paid in capital	  72,895,200  		  8,386,816
Deferred compensation	    (159,410)		   (212,410)
Retained deficit	 (73,492,433)		(45,390,732)
	-------------		-------------
	    (611,594)		(37,112,801)
Amounts due from stockholders	     (11,980)		    (31,025)
	-------------		-------------
Total Stockholders' Deficit	    (623,574)		(37,143,826)
	-------------		------------
Total Liabilities and
    Stockholders' Deficit	$139,227,498  		$69,481,902
	=============		============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	       Three Months Ended
	September 30,		September 30,
	   1999 		   1998
			(Restated)
	--------------		-------------
Telecommunications revenues	$35,109,155		 $14,516,189

Costs and expenses
      Cost of telecommunications revenues
         excluding depreciation	 27,398,259 		  12,383,433
      Selling, general and administrative expenses	 12,676,315 		  12,043,233
      Depreciation	  3,652,809		     610,000
	------------		-------------
	 43,727,383 		  25,036,666
	------------		-------------
Loss from operations	 (8,618,228)		 (10,520,477)

Other income (expense)
     Interest income	    473,780		      38,437
     Interest expense	 (4,221,052)		  (1,061,736)
     Other	     71,996		       3,149
	------------		-------------
	 (3,675,276)		  (1,020,150)
	------------		------------
Loss before income taxes	(12,293,504)		 (11,540,627)

Income tax benefit	          0 		     808,000
	------------		-------------
Net loss 	($12,293,504)		($10,732,627)
	=============		============
Net  loss per common share:
     Basic and diluted	      ($0.92)		      ($1.10)
	=============		=============

Weighted average number of common shares:
     Basic and diluted	  13,756,533 		  10,002,370
	=============		=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	        Six Months Ended
	September 30,		September 30,
	   1999 		   1998
			(Restated)
	--------------		-------------
Telecommunications revenues	 $66,156,006		 $27,351,874

Costs and expenses
      Cost of telecommunications revenues
         excluding depreciation	  53,487,443 		  23,996,901
      Selling, general and administrative expenses	  26,918,439 		  21,138,187
      Depreciation	   5,756,309		   1,115,000
	-------------		-------------
	  86,162,191 		  46,250,088
	-------------		-------------
Loss from operations	 (20,006,185)		 (18,898,214)

Other income (expense)
     Interest income	     474,121		     170,832
     Interest expense	  (7,991,767)		  (1,479,246)
     Other	     111,514		      33,001
	-------------		-------------
	  (7,406,132)		  (1,275,413)
	-------------		------------
Loss before income taxes	 (27,412,317)		 (20,173,627)

Income tax benefit	           0 		   1,412,000
	------------		-------------
Net loss 	($27,412,317)		($18,761,627)
	==============		=============
Net  loss per common share:
     Basic and diluted	      ($2.33)		      ($1.90)
	=============		=============

Weighted average number of common shares:
     Basic and diluted	  12,041,250 		   9,993,281
	=============		=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

		       Six Months Ended
		 September 30,  	September 30,
		    1999 		     1998
				  (Restated)
		-------------		------------
OPERATING ACTIVITIES
Net loss		$(27,412,317)		$(18,761,627)

Adjustments to reconcile net loss to
 net cash  used  by operating activities:
    Depreciation and amortization		   5,756,309		   1,115,000
    Stock compensation expense		   2,506,119		     293,052
    Interest related to warrants and certain fees		   2,075,913		           0

Changes in working capital items:
    Accounts receivable		 (10,662,878)		  (8,250,115)
    Prepaid expenses and other current assets		  (1,567,589)		  (2,044,714)
    Other assets		     (47,959)		  (2,646,220)
    Accounts payable		   8,543,081		  10,108,125
    Accrued salaries and related taxes		       1,285		   1,410,027
		-------------		-------------

Net cash used by operating activities		 (20,808,036)		 (18,776,472)

INVESTING ACTIVITIES

Additions to equipment		 (11,745,132)		  (5,865,043)
		-------------		-------------
Net cash used in investing activities		 (11,745,132)		  (5,865,043)

FINANCING ACTIVITIES

Proceeds from notes payable		  42,098,357		  21,850,000
Proceeds from the issuance of redeemable
   preferred stock		           0		  11,862,113
Repayments of note payable		 (26,839,164)		  (9,077,071)
Repayments under capital leases		  (2,504,179)		     (82,844)
Repayment of amount due from stockholders		      19,045		           0
Proceeds from the issuance of common stock		  62,096,789		      88,861
		-------------		-------------
Net cash provided by financing activities		  74,870,848		  24,641,059
		-------------		-------------

Increase (decrease) in cash and cash equivalents		  42,317,680		        (456)
Cash at beginning of year		   2,254,258		   2,167,930
		-------------		-------------

Cash and cash equivalents at end of period		 $44,571,938		  $2,167,474
		=============		=============

NONCASH INVESTING AND FINANCING ACTIVITIES

Network and related equipment
  acquired under capital leases                           $3,155,402                 0
Network and related equipment
  acquired under notes payable                            $7,215,611                 0
Common stock purchase warrants issued
  in connection with notes payable and
  Series A Redeemable Convertible Preferred Stock                  0        $2,436,623

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
           NOTES TO CONDENSED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999.

Restatement of Financial Statements

In our Quarterly Report on Form 10-Q for the quarter ended September 30, 1998, we reported a loss before taxes of $11,810,600 and recorded a tax benefit of $827,000 for a net loss of $10,983,600 or $1.13 per share. For the six months ended September 30, 1998, we reported a loss before taxes of $20,338,600 and recorded a tax benefit of $1,424,000 for a net loss of $18,914,600 or $1.92 per share. We subsequently determined, in connection with a public offering of common stock (see Note 4) that the legal costs accrued in fiscal year 1998 related to the Bell Atlantic litigation should have been recorded as incurred throughout fiscal year 1999. Accordingly, an adjustment was made to fiscal years 1999 and 1998. The depreciation method on certain assets was also adjusted for the fiscal year 1999. Accordingly, the effect of these adjustments on the quarter ended September 30, 1998 have been included in the September 30, 1998 statement of operations decreasing the net loss by $251,000 to $10,732,600 or $1.10 per share. The effect of these adjustments on the six months ended September 30, 1998 have been included in the accompanying September 30, 1998 statement of operations decreasing the net loss by $153,000 to $18,761,600 or $1.90 per share. The total related to the restatement adjustments resulted in an increase to the stockholders' equity of $2,345,500 as of March 31, 1999.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

We are a party to suits arising in the normal course of business which our management believes are not material individually or in the aggregate.

NOTE 3.  NET INCOME PER SHARE
The following tables set forth the computation of basic and diluted net loss per share:

                                             Three Months Ended
                                                September 30,
                                             1999         1998
                                          ----------------------------
Numerator:
Net loss                                  $(12,293,504)  $(10,732,627)
Accretion to redemption value on
  redeemable preferred stock                  (362,380)      (270,000)
Numerator for basic net loss
  per share and diluted net               ----------------------------
  loss per share                          $(12,655,884)  $(11,002,627)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         13,756,533     10,002,370

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net               ----------------------------
  loss per share-weighted-average shares    13,756,533     10,002,370
                                          ============================
Basic and diluted net loss per share            $(0.92)        $(1.10)
                                          ============================
                                             Six Months Ended
                                                September 30,
                                             1999         1998
                                          ----------------------------
Numerator:
Net loss                                  $(27,412,317)  $(18,761,627)
Accretion to redemption value on
  redeemable preferred stock                  (689,384)      (270,000)
Numerator for basic net loss
  per share and diluted net                ---------------------------
  loss per share                          $(28,101,701)  $(19,031,627)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         12,041,250      9,993,281

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net                ---------------------------
  loss per share-weighted-average shares    12,041,250      9,993,281
                                          ============================
Basic and diluted net loss per share            $(2.33)         (1.90)
                                          ============================

NOTE 4  COMMON STOCK ISSUANCE

On July 20, 1999, we completed a public offering of 3,500,000 shares of our common stock at $17.25 per share. Of the total shares, 3,200,000 shares were sold for our own account and 300,000 shares were sold for the accounts of selling shareholders. On August 10, 1999, the underwriters exercised their over-allotment option to purchase an additional 525,000 shares of common stock. After underwriting discounts and estimated expenses related to the offering, we realized net proceeds from these transactions of $61,800,000. We used $6.2 million of the net proceeds to repay the principal and interest due under the $30 million credit facility provided by Toronto Dominion (Texas), Inc. The Toronto Dominion credit facility was terminated following repayment of the outstanding balance due.

NOTE 5  REORGANIZATION

     On September 16, 1999, the shareholders of CTC Communications Corp. ("CTC Communications") at the 1999 Annual Meeting of Stockholders approved the reorganization of the Company into a Delaware holding company structure. The reorganization was implemented in accordance with Section 252 of the Delaware General Corporation Law and Section 79 of Chapter 156B of the Massachusetts General Corporation Law by the merger ("Merger") of CTC-Newco, Inc., a Delaware corporation and newly-formed subsidiary of CTC Communications Group, Inc., a Delaware corporation ("CTC Group" or the "Registrant"), with and into CTC Communications, the surviving corporation. As a result of the Merger, CTC Group is the sole shareholder of CTC Communications. In the Merger, which was consummated on September 30, 1999, each share of Common Stock, $.01 par value, and each share of Series A Convertible Preferred Stock, $1.00 par value, was converted into one share of Common Stock, $.01 par value and one share of Series A Convertible Preferred Stock, $1.00 par value, of CTC Group. All of the shares of common stock issuable under CTC Communications' employee benefit plans will be shares of common stock of CTC Group, not CTC Communications. In approving the Reorganization, the shareholders of CTC Communications approved the adoption of all of the employee benefit plans by CTC Group.

At the effective date of the Merger, CTC Communications issued 100 shares of its common stock, to CTC Group, which pledged the shares to Goldman Sachs Credit Partners and Fleet National Bank under the terms of the three-year $75 million senior secured credit facility entered into by CTC Communications with the pledgees.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 15 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 166 sales people supported by 108 network coordinators. Our sales force is located close to our customers in 28 sales branches primarily in New England and New York State.

	We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video. The first phase of our network includes 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network. In May 1999, we began the testing of our network with some of our customers. During September, we began providing commercial service to a limited number of customers on our network.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. (now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of September 30, 1999, after only 21 months as an integrated communications provider, we were serving over 11,000 customers and had 226,379 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

	We offer the following services:

Local Telephone Services.   We offer connections between customers'
telecommunications equipment and the local telephone network, which we currently lease from incumbent local exchange carriers. For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for both voice and data applications.

Long Distance Telephone Services.   We offer a full range of domestic and
international long distance services, including "1+" outbound calling, inbound toll free service, standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services.   We offer a wide array of both continuously
connected and switched high speed digital data services. Switched or high speed digital data services include ISDN, frame relay and ATM products.

Internet Services.   We offer high speed, continuously connected internet
access and services through various digital connections. In addition, we offer switched digital access to the internet via ISDN. We provide the necessary communications hardware, configuration support and other support services on a 24-hour, 7-day a week basis.

Wholesale Services to Internet Service Providers.   We provide a full array
of local services to internet service providers including telephone numbers and switched and continuously connected access to the internet.

Future Service Offerings.   Following deployment of the network, we may
offer the following additional services: hosting of web-sites, electronic commerce over the internet, data security and storage services, systems integration, consulting and network monitoring services, customized private networks and other data, and voice and sophisticated network products.

Prior to deploying the Integrated Communications Network, or ICN, we are building a base of installed access lines through reselling the network services of other telecommunications carriers to targeted customers who can later be transitioned to our network, or "on-net.".

We bill our customers for local and long distance usage based on the type of local service utilized, the number, time and duration of calls, the geographic location of the terminating phone numbers and the applicable rate plan in effect at the time of the call.

During the period in which we resell the services of other telecommunications carriers prior to deploying our ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans. Following the deployment of the ICN, the cost of services for "on-net" customers will include the leasing costs associated with transmission, co-location and access facilities, depreciation charges and costs associated with our switching equipment.

We have experienced significant growth in the past and, depending on the extent of our future growth, we may experience a significant strain on management, personnel and information systems. To accommodate this growth, we intend, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. Since implementing our ICP strategy, we have expanded our staff to include two additional senior executives and 130 additional employees. We are also expanding our information systems to provide improved recordkeeping for customer information and management of uncollectible accounts and fraud control.


RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999 AS COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1998.

Total revenues for the second fiscal quarter were $35,109,000, as compared to $14,516,000 for the same period of the preceding fiscal year, or an increase of 142%. Total revenues for the six months ended September 30, 1999 were $66,156,000, as compared to $27,352,000 for the same period of the preceding fiscal year. The September quarter revenues also represented an increase of 13% over the June 1999 quarter revenues of $31,047,000. Revenues for local, Internet access and data services increased a combined 19% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the quarter ended September 30, 1999, we provisioned 41,548 net access line equivalents, bringing the total lines in service to 226,379. Net lines provisioned during the quarter ended September 30, 1999 represented a 22% sequential increase over net lines provisioned during the quarter ended June 30, 1999. We experienced the strongest growth in data ALEs with an approximately 19% sequential increase from the quarter ended June 30, 1999, which brings data ALEs in service to 46,315, or 21% of total ALEs as of September 30, 1999.

Costs of telecommunications revenues, excluding depreciation, for the quarter ended September 30, 1999 were $27,398,000, as compared to $12,383,000 for the same period of the preceding fiscal year, and for the six months ended September 30, 1999, were $53,487,000, as compared to $23,997,000 for the same period of the preceding fiscal year. As a percentage of telecommunications revenues, cost of telecommunications revenues was 78% for the quarter ended September 30,1999, as compared to 84% for the quarter ended June 30, 1999. The decrease in the percentage of the cost of the telecommunications revenues primarily reflects lower rates obtained from our major suppliers, Bell Atlantic and Frontier Communications.
12

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the quarter ended September 30, 1999, selling, general and administrative expenses (SG&A) increased 5% to $12,676,000 from $12,043,000 for the same period of the preceding fiscal year, and for the six months ended September 30, 1999 increased 27% to $26,918,000 from $21,138,000 for the same period of the preceding fiscal year. This increase was due to the opening of additional branch sales offices and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of September 30, 1999, we employed 436 people including 166 account executives and 108 network coordinators in 28 branch locations throughout New England and New York. In addition, SG&A expenses increased due to a $2.2 million non-cash compensation expense recognized in the first quarter in conjunction with the extension of certain stock options to a former employee. Depreciation and amortization expense increased to $3,653,000 in the quarter ended September 30, 1999 from $610,000 for the quarter ended September 30, 1998, and for the six months ended September 30, 1999, increased to $5,756,000 from $1,115,000 for the same period of the preceding fiscal year. These increases are attributable to the increases in capital expenditures primarily related to the ICN.

Interest expense increased to $4,221,000 and $7,992,000 for the three and six months ended September 30, 1999, respectively. The increases are due to increased borrowings to fund our losses and the investment in the ICN, the fees associated with the credit facility and vendor financing facility, and the amortization of the interest expense associated with the warrants and financing fees issued to our lenders under the credit facility.

As a result of the above factors, the net losses were $12,294,000 for the three months ended September 30, 1999 and $27,412,000 for the six months ended September 30, 1999.

Liquidity and Capital Resources

Working capital at September 30, 1999 was $38.6 million compared to a working capital deficit of $6.7 million at March 31, 1999, an increase of
$45.3 million.   Cash balances at September 30, 1999 and March 31, 1999
totaled $44,572,000 and $2,254,000, respectively.

The increase in working capital is due primarily to the net proceeds realized as a result of the July 20, 1999 public offering in which we sold 3,726,000 shares, including 525,000 shares issued upon exercise of the underwriters' over-allotment option. After underwriting discounts and estimated expenses related to the offering, we realized net proceeds of $61,800,000, of which $6.2 million was used to repay the principal and interest due under the $30 million credit facility provided by Toronto Dominion (Texas), Inc. in March 1999. The Toronto Dominion credit facility was terminated following repayment of the outstanding balance.

We will continue to use the balance of the proceeds realized from the public offering for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Boston - Washington, D.C. corridor, as well as the reduction of the principal balance of our Goldman Sachs/Fleet Bank credit facility. Until utilized, the net proceeds from the offering are invested in short-term, interest-bearing instruments and other investment-grade securities.

In April 1998, we received $12.0 million from a private placement of our Series A redeemable convertible preferred stock and warrants to Spectrum Equity Investors II, L.P. We also received a commitment on June 30, 1998 from Spectrum to purchase, at our option, an additional $5.0 million of preferred stock on the same terms and conditions as the Series A preferred stock. This option was not exercised and expired on June 30, 1999.

In September 1998, we entered into a three-year $75 million senior secured credit facility with Goldman Sachs Credit Partners and Fleet National Bank. As of September 30, 1999, we had availability under the credit facility of $300,000 and had borrowed approximately $52.2 million. As of September 30, 1999, we were not in compliance with the minimum revenue financial covenant under the credit facility and have entered into an amendment to the loan and security agreement covering such credit facility under the terms of which the lenders waived non-compliance. We also agreed to reduce the outstanding balance of our loan by $15 million, pay an amendment fee of $187,500 to be charged against our loan account and enter into a security agreement to perfect the lenders' security interest in our depository accounts.

We are working with Goldman Sachs Credit Partners and Fleet National Bank to further amend our loan and security agreement to better match our current business model.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of up to approximately $18.7 million of equipment and software. As of September 30, 1999, the aggregate amount borrowed under these agreements was approximately $16.5 million.

In October 1998, we obtained a $25 million vendor financing facility from Cisco Capital. As of September 30, 1999, we had borrowed $22.6 million.

As we continue to deploy our network, further penetrate our existing region and expand into new markets throughout the Boston--Washington, D.C. corridor, we will need significant additional capital. We believe that the net proceeds of the public offering, together with cash on hand, the proceeds of our bank, lease and vendor financing arrangements and the amounts we expect to be available under our credit and vendor facilities will be sufficient to fund our capital requirements for at least the next 15 months. During this period we will seek to raise additional capital through the issuance of debt and possibly equity securities, the timing of which will depend on market conditions, and which could occur in the near future. We may also seek to raise additional capital through further vendor financings, equipment lease financings and bank loans.

	We cannot assure you that additional financing will be available on terms acceptable to us when we need it. The agreements governing our existing indebtedness limit our ability to obtain debt financing. If we are unable to obtain financing when we need it, we may postpone or abandon our development and expansion plans. That could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

Year 2000 Compliance

Our State of Readiness

	We have evaluated the effect of the year 2000 problem on our information systems. We are implementing plans to permit our systems and applications to effectively process information in order to support ongoing operations in the year 2000 and beyond. We believe our information technology systems and non- information systems will be year 2000 compliant by the end of 1999.

	In connection with the deployment of our new network, we have designed a new database architecture for our computer systems which we expect will be year 2000 compliant. The installation of our network and related network control software was completed in the summer of 1999. We expect installation of phase one of our new information systems related to our new network to be completed in the fourth quarter of 1999 and the second phase to be completed by May 2000. We began testing our network, and these new systems when we first began installation, and we expect testing to continue. We are also upgrading our current information systems to be year
2000 compliant in the event we have not completed installing our new systems by the end of 1999. Approximately 99% of our existing information systems are now year 2000 compliant. We expect to complete Year 2000 verification and validation by December 1, 1999. While we expect that all significant information systems will be year 2000 compliant in the fourth quarter of 1999, we cannot assure you that all year 2000 problems in the new system will be identified or that the necessary corrective actions will be completed in a timely manner. We expect our non-information systems to be year 2000 compliant in the fourth quarter of 1999.

	We have requested certification from our significant vendors and suppliers demonstrating their year 2000 compliance. Approximately 99% of our vendors and suppliers have delivered certifications of year 2000 compliance. We will continue to seek certification from the other ventors. However, we cannot assure you that such certifications will be forthcoming. Generally these certifications state that our vendors and suppliers are year 2000 compliant but do not require any affirmative action if these certifications are inaccurate. We intend to continue to identify critical vendors and suppliers and communicate with them about their plans and progress in addressing year

2000 problems. We cannot assure you that the systems of these vendors and suppliers will be timely converted. We also cannot assure you that any failure of their systems to be year 2000 compliant will not adversely affect our operations.

Our Costs of Year 2000 Remediation

	We have incurred approximately $670,000 in costs to date related specifically to year 2000 issues and expect to incur an additional approximately $230,000 through the end of 1999. However, we cannot assure you that the costs associated with year 2000 problems will not be greater than we anticipate.

Our Year 2000 Risk

	Based on the efforts described above, we currently believe that our systems will be year 2000 compliant in a timely manner. We have completed the process of identifying year 2000 issues in our information systems and non-information systems and expect to complete any remediation efforts in the fourth quarter of 1999.

	We cannot assure you that our operations and financial results will not be affected by year 2000 problems. We may experience interruptions in service and not receive billing information in a timely manner if either our systems or those of our vendors or suppliers are not year 2000 compliant in a timely manner. It is possible that we could experience other serious year 2000 difficulties that we cannot presently predict.

Our Contingency Plans

We have begun upgrading our current information systems as part of our contingency plans in case our new systems are not installed before the end of 1999. In addition, we intend to seek to identify alternate service providers in case our current providers are unable to adequately deliver services in the year 2000.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases but will investigate such options should changes in market conditions occur. We have not had any derivative instruments in the past and do not plan to in the future, other than possibly to reduce our interest rate exposure as described above.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at September 30, 1999. We compared the market values resulting from these computations with the market values of these financial instruments September 30, 1999. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at September 30, 1999 a 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our fixed rate debt obligations by approximately $2.1 million. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our outstanding fixed rate debt obligations by approximately $2.5 million. With respect to our variable rate debt obligations a 10% increase in interest rates would result in increased interest expense and cash expenditures for interest of approximately $162,000 in Q2 fiscal 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $162,000 in Q2 fiscal 2000.

Part II
Item 2.  Changes in Securities

(c) During the quarter ended September 30, 1999, we issued a total of 69,261 shares of common stock for an aggregate consideration of $84,446 pursuant to the exercise of stock options by 17 individuals. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to our transfer agent. All recipients had adequate access to information regarding our company.

Item 4 - Submission of Matters to a Vote of Security Holders
(a) The 1999 Annual Meeting of Stockholders of the Company was held on September 16, 1999.
(b)     Not applicable.
(c)     Each nominee for Class II director received the following votes:**

Name                          Votes For               Abstentions
-----------------------------------------------------------------
Richard J. Santagati          13,422,852               288,959
J. Richard Murphy             13,422,852               288,959
Katherine Dietze Courage      13,423,352               288,459
The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   Non Voted
---------------------------------------------------------------------------------
To approve the Amendment to**
the 1998 Incentive Plan        8,510,699       66,332      2,036,827     3,117,852

To approve the 1999 Equity**
Incentive Plan for
Non-Employee Directors         8,605,327       27,578      1,980,954     3,117,852

To approve the plan of
reorganization of the
company into a Delaware
holding company structure
     Common Stock votes         8,765,504       21,368      1,578,229     2,804,390
     Preferred Stock votes      1,623,977            0              0         6,315
                               ----------       ------      ---------     ---------
        Total votes            10,389,481       21,368      1,578,229     2,810,705

**The votes with respect to the nominees for directors, the Amendment to the 1998 Incentive Plan and the 1999 Equity Incentive Plan for Non-Employee Directors represent the common and preferred shares voting together as a single class. The reorganization proposal required an affirmative 2/3 vote of the common and preferred shares voting together as a single class and an affirmative 2/3 vote of the preferred shares voting separately.

(d)     Not applicable.
18


Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

10.1   Amendment No. 1 to Loan and Security Agreement dated as of
       September 30, 1999 among CTC Communications Corp., Fleet
       National Bank and Goldman Sachs Credit Partners L.P
27     Financial Data Schedule
99.1   Risk Factors

(b) Reports on Form 8-K

	CTC Communications Group, Inc. did not file any reports on Form 8-K during the quarter ended September 30, 1999. CTC Communications Corp.
filed the following reports on Form 8-K during the quarter ended
September 30, 1999:

	Date	Items Reported
    -------        -----------------------------------------------------------

1.	July 9, 1999		Announcement of our resale agreement with Bell
			Atlantic.

2.	July 19, 1999		Announcement of the implementation of an electronic
			data interchange with Bell Atlantic.

3.	July 20, 1999		Announcement that our July 1999 public offering has
			been successfully completed.

4.	August 10, 1999		Announcement that the over-allotment option granted
			in our July 1999 public offering had been exercised
			by the underwriters.

5.	August 26, 1999		Announcement of our three year alliance agreement
			with Cisco Systems, Inc.

6.	September 7, 1999		Announcement of our ability to provide converged
			voice, data and internet services.

7.	September 29, 1999	Announcements of (1) our agreement with Accelerated
			Networks and (2) that our Cisco Powered Network (tm)
			is proceeding at a record pace.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS GROUP, INC.


Date: November 15, 1999              /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: November 15, 1999              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer