Form 10-Q
period 1999-12-31
CTC COMMUNICATIONS GROUP INC
filed 2000-02-11
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended December 31, 1999.

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

As of February 11, 2000, 15,228,660 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of December 31 and March 31, 1999            3

                        Condensed Consolidated Unaudited
                            Statements of Operations
                        Three Months Ended December 31, 1999 and 1998   4

                        Condensed Consolidated Unaudited
                            Statements of Operations
                        Nine Months Ended December 31, 1999 and 1998    5

                        Condensed Consolidated Unaudited
                            Statements of Cash Flows
                        Nine Months Ended December 31, 1999 and 1998    6

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                            7-9

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations   10-15

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                   16

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           17

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                17


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

	December 31,		 March 31,
	    1999		  1999
			(Restated)
	-------------		------------
ASSETS
Current assets:
Cash and cash equivalents	$ 15,522,224		$ 2,254,258
Accounts receivable, net	  33,307,698		 19,200,931
Prepaid expenses and other current assets	   7,479,189		  5,890,840
	-------------		------------
Total current assets	  56,309,111		 27,346,029

Furniture, fixtures and equipment	  90,829,187		 49,417,689
  Less accumulated depreciation	 (22,296,441)		(10,615,766)
	-------------		-------------
Total furniture, fixtures and equipment	  68,532,746		 38,801,923

Deferred financing costs and other assets	   1,903,557  		  3,333,950
	-------------		------------

       Total Assets	$126,745,414 		$69,481,902
	=============		============


LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 40,326,709  		$27,439,488
Accrued salaries and related taxes	   1,850,012  		  1,656,367
Current portion of obligations under
    capital leases	   4,627,047  		  3,230,077
Current portion of note payable 	   1,243,775  		  1,705,141
	-------------		------------
Total current liabilities	  48,047,543  		 34,031,073

Obligations under capital leases,
    net of current portion	   8,262,861  		  8,004,366
Notes payable, net of current portion	  71,312,452  		 51,918,492
	-------------		------------
Total long-term debt	  79,575,313		 59,922,858

Series A redeemable convertible
    preferred stock	  13,712,329  		 12,671,797

Stockholders' deficit:
Common stock	     146,105  		    103,525
Additional paid in capital	  73,467,518  		  8,386,816
Deferred compensation	    (132,910)		   (212,410)
Retained deficit	 (88,060,111)		(45,390,732)
	-------------		-------------
	 (14,579,398)		(37,112,801)
Amounts due from stockholders	     (10,373)		    (31,025)
	-------------		-------------
Total stockholders' deficit	 (14,589,771)		(37,143,826)
	-------------		------------
Total Liabilities and
    Stockholders' Deficit	$126,745,414  		$69,481,902
	=============		============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	       Three Months Ended
	December 31,		December 31,
	   1999 		   1998
			(Restated)
	--------------		-------------
Telecommunications revenues	$40,369,021		 $19,024,531

Costs and expenses
      Cost of telecommunications revenues
         excluding depreciation	 30,409,039 		  16,429,094
      Selling, general and administrative expenses	 14,277,715 		  12,428,522
      Depreciation and amortization	  5,924,366		   1,058,000
	------------		-------------
Total costs and expenses	 50,611,120 		  29,915,616
	------------		-------------
Loss from operations	(10,242,099)		 (10,891,085)

Other income (expense)
     Interest income	    391,138		      12,405
     Interest expense	 (4,262,574)		  (1,468,817)
     Other income/(expense)	   (102,996)		       3,472
	------------		-------------
Total other expense	 (3,974,432)		  (1,452,940)
	------------		------------
Loss before income taxes	(14,216,531)		 (12,344,025)

Income tax benefit	          0 		     864,000
	------------		-------------
Net loss 	($14,216,531)		($11,480,025)
	=============		============
Net  loss per common share:
     Basic and diluted	      ($1.00)		      ($1.15)
	=============		=============

Weighted average number of common shares:
     Basic and diluted	  14,575,350 		  10,260,932
	=============		=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

	        Nine Months Ended
	December 31,		December 31,
	   1999 		   1998
			(Restated)
	--------------		-------------
Telecommunications revenues	$106,525,027		 $46,376,407

Costs and expenses
      Cost of telecommunications revenues
         excluding depreciation	  83,896,482 		  40,426,058
      Selling, general and administrative expenses	  41,196,154 		  33,566,645
      Depreciation and amortization	  11,680,675		   2,173,000
	-------------		-------------
Total costs and expenses	 136,773,311 		  76,165,703
	-------------		-------------
Loss from operations	 (30,248,284)		 (29,789,296)

Other income (expense)
     Interest income	     865,259		     183,237
     Interest expense	 (12,254,341)		  (2,948,063)
     Other	       8,518		      36,473
	-------------		-------------
Total other expense	 (11,380,564)		  (2,728,353)
	-------------		------------
Loss before income taxes	 (41,628,848)		 (32,517,649)

Income tax benefit	           0 		   2,276,000
	------------		-------------
Net loss 	($41,628,848)		($30,241,649)
	==============		=============
Net  loss per common share:
     Basic and diluted	      ($3.31)		      ($3.08)
	=============		=============

Weighted average number of common shares:
     Basic and diluted	  12,891,960 		  10,080,465
	=============		=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		       Nine Months Ended
		 December 31,     December 31,
		    1999 		     1998
				  (Restated)
		-------------		------------
OPERATING ACTIVITIES
Net loss		$(41,628,848)		$(30,241,649)

Adjustments to reconcile net loss to
 net cash  used  by operating activities:
    Depreciation and amortization		  11,680,675		   2,173,000
    Stock compensation expense 		   2,532,619		      79,500
    Interest related to warrants and certain fees		   2,514,234		     210,926

Changes in working capital items:
    Accounts receivable		 (14,106,767)		  (9,174,678)
    Other current assets		  (1,588,349)		  (5,522,115)
    Other assets		     (46,761)		  (1,261,898)
    Accounts payable		  12,887,221		  20,595,538
    Accrued salaries and related taxes		     193,645		   1,586,140
		-------------		-------------

Net cash used by operating activities		 (27,562,331)		 (21,555,236)

INVESTING ACTIVITIES

Network and related equipment		 (26,155,168)		 (14,198,266)
		-------------		-------------
Net cash used in investing activities		 (26,155,168)		 (14,198,266)

FINANCING ACTIVITIES

Proceeds from notes payable		  64,282,374		  36,770,000
Proceeds from the issuance of redeemable
   preferred stock		           0		  11,861,321
Repayments of note payable		 (55,958,505)		 (12,377,071)
Repayments under capital leases		  (4,029,220)		    (187,505)
Repayment of amount due from stockholders		      20,652		     (30,000)
Proceeds from the issuance of common stock		  62,670,164		     145,943
		-------------		-------------
Net cash provided by financing activities		  66,985,465		  36,182,688
		-------------		-------------

Increase in cash and cash equivalents		  13,267,966		     429,186
Cash at beginning of year		   2,254,258		   2,167,930
		-------------		-------------

Cash and cash equivalents at end of period		 $15,522,224		  $2,597,116
		=============		=============

NONCASH INVESTING AND FINANCING ACTIVITIES

Network and related equipment
  acquired under financing arrangements                  $15,256,331         $8,063,565
Common stock purchase warrants issued
  in connection with notes payable and
  Series A Redeemable Convertible Preferred Stock         $        0         $2,436,623

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended December 31, 1999 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999.

Restatement of Financial Statements

In our Quarterly Report on Form 10-Q for the quarter ended December 31, 1998, we reported a loss before taxes of $12,900,000 and recorded a tax benefit of $903,000 for a net loss of $11,997,000 or $1.20 per share. For the nine months ended December 31, 1998, we reported a loss before taxes of $33,238,600 and recorded a tax benefit of $2,327,000 for a net loss of $30,911,600 or $3.15 per share. We subsequently determined, in connection with our July 1999 public offering of common stock that the legal costs accrued in fiscal year 1998 related to the Bell Atlantic litigation should have been recorded as incurred throughout fiscal year 1999. Accordingly, an adjustment was made to fiscal years 1999 and 1998. The depreciation method on certain assets was also adjusted for the fiscal year 1999. Accordingly, the effect of these adjustments on the quarter ended December 31, 1998 have been included in the December 31, 1998 statement of operations decreasing the net loss by $517,000 to $11,480,000 or $1.15 per share. The effect of these adjustments on the nine months ended December 31, 1998 have been included in the accompanying December 31, 1998 statement of operations decreasing the net loss by $670,000 to $30,241,600 or $3.08 per share. The total related to the restatement adjustments resulted in an increase to the stockholders' equity of $2,345,500 as of March 31, 1999.

NOTE 2:  COMMITMENTS AND CONTINGENCIES

We are a party to suits arising in the normal course of business which our management believes are not material individually or in the aggregate.

NOTE 3.  NET LOSS PER SHARE
The following tables set forth the computation of basic and diluted net loss per share:

                                             Three Months Ended
                                                December 31,
                                             1999         1998
                                          ----------------------------
Numerator:
Net loss                                  $(14,216,531)  $(11,480,025)
Accretion to redemption value on
  redeemable preferred stock                  (351,148)      (302,200)
Numerator for basic net loss
  per share and diluted net               ----------------------------
  loss per share                          $(14,567,679)  $(11,782,225)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         14,575,350     10,260,932

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net               ----------------------------
  loss per share-weighted-average shares    14,575,350     10,260,932
                                          ============================
Basic and diluted net loss per share            $(1.00)        $(1.15)
                                          ============================
                                            Nine Months Ended
                                               December, 31,
                                             1999         1998
                                          ----------------------------
Numerator:
Net loss                                  $(41,628,848)  $(30,241,649)
Accretion to redemption value on
  redeemable preferred stock                (1,040,532)      (840,252)
Numerator for basic net loss
  per share and diluted net                ---------------------------
  loss per share                          $(42,669,380)  $(31,081,901)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         12,891,960     10,080,465

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net                ---------------------------
  loss per share-weighted-average shares    12,891,960     10,080,465
                                          ============================
Basic and diluted net loss per share            $(3.31)        $(3.08)
                                          ============================

NOTE 4  SUBSEQUENT EVENTS

On January 25, 2000, we obtained a commitment from Toronto Dominion Bank to underwrite a $225 million senior secured credit facility to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds will also be used to retire our current $75 million senior secured credit facility upon which there is an outstanding balance of approximately $43 million. The Toronto Dominion facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. The entire $225 million will be available following the closing which we anticipate will occur prior to March 31, 2000. The funding of the Toronto Dominion facility is subject to the execution of a formal agreement embodying all of the terms of the commitment and certain other legal matters.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 15 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 194 sales people supported by 119 network coordinators. Our sales force is located close to our customers in 28 sales branches primarily in New England and New York State.

	We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video. The first phase of our network includes 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network. In May 1999, we began the testing of our network with some of our customers. In September 1999, we began providing commercial service on our network and by December 31, 1999, we were servicing 238 customers on our network.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. (now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of December 31, 1999, after only 24 months as an integrated communications provider, we were serving over 12,000 customers and had 269,468 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

During the period in which we resell the services of other telecommunications carriers prior to deploying our ICN, cost of services includes the cost of local and long distance services charged by carriers for recurring charges, per minute usage charges and feature charges, as well as the cost of fixed facilities for dedicated services and special regional calling plans. Following the deployment of the ICN, the cost of services for "on-net" customers will include the leasing costs associated with transmission, co-location and access facilities, depreciation charges and costs associated with our network and related equipment.

We have experienced significant growth in the past and, depending on the extent of our future growth, we may experience a significant strain on management, personnel and information systems. To accommodate this growth, we intend, subject to the availability of adequate financing, to continue to implement and improve operational, financial and management information systems. Since implementing our ICP strategy, we have expanded our staff to include three additional senior executives and 189 additional employees. We are also expanding our information systems to provide enhanced recordkeeping for customer information and management of uncollectible accounts and fraud control.


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED DECEMBER 31, 1999 AS COMPARED TO THE THREE AND NINE MONTHS ENDED DECEMBER 31, 1998.

Total revenues for the third fiscal quarter were $40,369,000, as compared to $19,024,500 for the same period of the preceding fiscal year, or an increase of 112%. Total revenues for the nine months ended December 31, 1999 were $106,525,000, as compared to $46,376,000 for the same period of the preceding fiscal year. The December quarter revenues also represented an increase of 15% over the September 1999 quarter revenues of $35,109,000. Revenues for local, Internet access and data services increased a combined 16% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the quarter ended December 31, 1999, we provisioned 43,089 net access line equivalents, bringing the total lines in service to 269,468. Net lines provisioned during the quarter ended December 31, 1999 represented a 19% sequential increase over net lines provisioned during the quarter ended September 30, 1999. We experienced the strongest growth in data ALEs with an approximately 24% sequential increase from the quarter ended September 30, 1999, which brings data ALEs in service to 57,713, or 21% of total ALEs as of December 31, 1999.

Costs of telecommunications revenues, excluding depreciation, for the quarter ended December 31, 1999 were $30,409,000, as compared to $16,429,100 for the same period of the preceding fiscal year, and for the nine months ended December 31, 1999, were $83,896,500, as compared to $40,426,100 for the same period of the preceding fiscal year. As a percentage of telecommunications revenues, cost of telecommunications revenues was 75% for the quarter ended December 31,1999, as compared to 78% for the quarter ended September 30, 1999. The decrease in the percentage of the cost of the telecommunications revenues primarily reflects lower rates obtained from our major suppliers, Bell Atlantic and Frontier Communications.
12

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the quarter ended December 31, 1999, selling, general and administrative expenses (SG&A) increased 15% to $14,278,000 from $12,428,000 for the same period of the preceding fiscal year, and for the nine months ended December 31, 1999 increased 23% to $41,196,000 from $33,567,000 for the same period of the preceding fiscal year. This increase was due to the opening of additional branch sales offices and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of December 31, 1999, we employed 496 people including 194 account executives and 119 network coordinators in 28 branch locations throughout New England and New York. In addition, SG&A expenses increased due to a $2.2 million non-cash compensation expense recognized in the first quarter in conjunction with the extension of certain stock options to a former employee. Depreciation and amortization expense increased to $5,924,000 in the quarter ended December 31, 1999 from $1,058,000 for the quarter ended December 30, 1998, and for the nine months ended December 31, 1999, increased to $11,681,000 from $2,173,000 for the same period of the preceding fiscal year. These increases are attributable to the increases in capital expenditures primarily related to the ICN.

Interest expense increased to $4,263,000 and $12,254,000 for the three and nine months ended December 31, 1999, respectively. The increases are due to increased borrowings to fund our operating cost and working capital requirements and the investment in the ICN, the fees associated with the credit facility and vendor financing facility, and the amortization of the interest expense associated with the warrants and financing fees issued to our lenders under the credit facility.

As a result of the above factors, the net losses were $14,217,000 for the three months ended December 31, 1999 and $41,629,000 for the nine months ended December 31, 1999.

Liquidity and Capital Resources

Working capital at December 31, 1999 was $8.2 million compared to a working capital deficit of $6.7 million at March 31, 1999, an increase of $14.9
million.   Cash balances at December 31, 1999 and March 31, 1999 totaled
$15,522,000 and $2,254,000, respectively.

The increase in working capital is due primarily to the net proceeds realized as a result of the July 20, 1999 public offering in which we sold 4,025,000 shares, including 525,000 shares issued upon exercise of the underwriters' over-allotment option. After underwriting discounts and estimated expenses related to the offering, we realized net proceeds of $61,800,000, of which $6.2 million was used to repay the principal and interest due under the $30 million credit facility provided by Toronto Dominion (Texas), Inc. in March 1999, which credit facility was terminated following repayment of the outstanding balance.

We will continue to use the balance of the proceeds realized from the public offering for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Boston - Washington, D.C. corridor. Until utilized, the net proceeds from the offering are invested in short-term, interest-bearing instruments and other investment-grade securities.

In April 1998, we received $12.0 million from a private placement of our Series A redeemable convertible preferred stock and warrants to Spectrum Equity Investors II, L.P. The preferred stock is convertible at anytime by the holder and we may effect the conversion of the preferred stock under certain circumstances. The principal plus accrued dividends, if not converted, is redeemable by the holder on or after April 9, 2003.

In September 1998, we entered into a three-year $75 million senior secured credit facility with Goldman Sachs Credit Partners and Fleet National Bank. As of December 31, 1999, we had availability under the credit facility of $25,000 and had borrowed approximately $42.9 million. As of September 30, 1999 and December 31, 1999, we were not in compliance with the minimum revenue financial covenant under the credit facility and have entered into an amendment to the loan and security agreement covering such credit facility under the terms of which the lenders waived non-compliance. We also agreed to reduce the outstanding balance of our loan by $15 million, pay an amendment fee of $187,500 (for each quarter) to be charged against our loan account and have entered into a security agreement to perfect the lenders' security interest in our cash depository accounts.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of December 31, 1999, the aggregate amount borrowed under these agreements was approximately $22.3 million.

In October 1998, we obtained a $25 million vendor financing facility from Cisco Capital and as of December 31, 1999, we had utilized the entire facility.

In January 2000, we obtained a commitment from Toronto Dominion Bank to underwrite a $225 million senior secured credit facility to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds will also be used to retire our current $75 million senior secured credit facility upon which there is an outstanding balance of approximately $43 million. The Toronto Dominion facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. The entire $225 million will be available following the closing which we anticipate will occur prior to March 31, 2000. The funding of the Toronto Dominion facility is subject to the execution of a formal agreement embodying all of the terms of the commitment letter and certain other legal matters.

The Toronto Dominion facility funds our base plan for branch and network expansion and provides us with a solid financial foundation for executing additional growth initiatives. As a starting point, we intend to initiate the expansion of our network coverage southward to include Washington D.C., and implement our branch office expansion to cover the same geography.

We cannot assure you that in addition to the Toronto Dominion credit facility, additional financing will be available on terms acceptable to us when we need it. If we are unable to obtain such financing when we need it, we may postpone or abandon our development and expansion plans which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

Year 2000 Compliance

Our information technology systems and non-information systems were year 2000 compliant prior to the end of 1999. We did not incur any year 2000 problems in our non-information systems that required any corrective actions and did not experience any interruptions in service as a result of the year 2000 compliance status of any of our vendors. Our systems and applications are effectively processing information in order to support ongoing operations in the year 2000 and beyond.

Overall, we incurred approximately $900,000 in total costs related specifically to year 2000 issues.

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

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at December 31, 1999. We compared the market values resulting from these computations with the market values of these financial instruments December 31, 1999. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at December 31, 1999 a 10% decrease in the levels of interest rates with all other variables held constant would result in an increase in the fair value of our fixed rate debt obligations by approximately $2.3 million. A 10% increase in the levels of interest rates with all other variables held constant would result in a decrease in the fair value of our outstanding fixed rate debt obligations by approximately $2.7 million. With respect to our variable rate debt obligations a 10% increase in interest rates would result in increased interest expense and cash expenditures for interest of approximately $536,000 in Q3 fiscal 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $536,000 in Q3 fiscal 2000.

Part II
Item 2.  Changes in Securities

(c) During the quarter ended December 31, 1999, we issued a total of 53,831 shares of common stock for an aggregate consideration of $96,297 pursuant to the exercise of stock options by 19 individuals. The shares were issued in reliance upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering. The recipients of the securities represented their intention to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were attached to the shares certificates and stop transfer orders given to our transfer agent. All recipients had adequate access to information regarding our company.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

27     Financial Data Schedule
99.1   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended December 31, 1999:

	Date		Items Reported
    -------        -----------------------------------------------------------

1.	October 1, 1999		Announcement of our reorganization into a Delaware
			holding company structure.

2.	November 16, 1999	Announcement of our expansion into Pennsylvania
				and New Jersey.

3.	November 29, 1999		Announcement of our introduction of comprehensive
			unified messaging capabilities for our growing
			base of customers on our Integrated Communications
			Network, IntelliNET(sm).

4.	December 17, 1999		Announcement of the installation of 200 customers
			on our IntelliNET(sm) ahead of schedule.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS GROUP, INC.


Date:  February 11, 2000            /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  February 11, 2000              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer