Form 10-K
period 2000-03-31
CTC COMMUNICATIONS GROUP INC
filed 2000-06-29
CIK 1092319

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2000

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

Securities registered pursuant to Section 12(b) of the Act:
    None.

Securities registered pursuant to Section 12(g) of the Act:
    Common Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes    [X]      No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [ ]

Based on the closing sale price on June 19, 2000, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $683,335,261.

At June 19, 2000, 26,186,796 shares of the Registrant's Common
Stock were outstanding.

PART I

ITEM 1.  BUSINESS

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 16 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 214 sales people supported by 144 network coordinators. Our sales force is located close to our customers in 30 sales branches primarily in New England and New York State.

	We are currently operating our own state-of-the-art network facilities to carry telecommunications traffic. Our IntelliNET(sm) network uses packet-switching, a technology which transmits data in discrete packages. It uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video with various levels of Quality of Service, or QOS. The first phase of our network, which became operational for full production mode in January 2000, included 22
Cisco Systems, or Cisco, advanced data switches and two network operations centers. Presently, we are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3
Communications and NorthEast Optic Network. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network.
In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service on our network. By March 31, 2000, we were servicing 575 customers on our network.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp.
(now Bell Atlantic), based on agency revenues. At the end of 1997, before withdrawing from the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of March 31, 2000, after only 27 months as an integrated communications provider, we were serving over 13,000 customers and had 314,616 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service.
Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.
Our Services

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

High Speed Data Services.   We offer a wide array of both continuously
connected and switched high speed digital data services. Switched or high speed digital data services include Integrated Services Digital Network, or ISDN, frame relay and ATM products.

Internet Services.   We offer high speed, continuously connected internet
access and services through various digital connections. We provide the necessary configuration support and other support services on a 24-hour, 7-day a week basis.

Future Service Offerings.   As we continue deploying the network, we may
offer the following additional services: hosting of web-sites, electronic commerce over the internet, data security and storage services, systems integration, consulting and network monitoring services, customized private networks, virtual private networks and other data, and voice and sophisticated network products.

Our Integrated Communications Network, or IntelliNET(sm)

	We began deploying the first phase of our state-of-the-art, packet-switched network, IntelliNET(sm), in January 1999. Today, our network is fully operational providing customers with integrated broadband services including voice, data, internet access and videoconferencing convergence over a single multi-service connection. We are able to offer a broad array of sophisticated services over our network. We believe that our network will enable us to improve margins, enhance network and service quality and broaden our range of product offerings. We also believe that our network will ultimately enable us to deliver voice and data services across a single multi-service connection. We expect our network to lower customers' overall telecommunications costs and stimulate demand for new services.

   The advantage of the IntelliNET(sm) network is that it is an open architecture allowing us to integrate new and emerging technology to meet our customers' increasing demand for high capacity and reliable voice, data and video services. The network utilizes Cisco BPX and MGX IP + ATM switches, the most reliable and proven method to handle all types of data, voice, Internet and video traffic. Our switches and hubs are co-located with Level 3 Communications and Northeast Optic Network and Bell Atlantic facilities.

   We access our customers from our network via PowerPath services, which provide a fully converged ATM connection from the customer to our IntelliNET(sm). Data, Internet, video and long-distance voice are consolidated on a single access facility thus eliminating inefficiency and expense associated with separate dedicated lines for different products and services.

   We believe the packet switched network is superior to the existing circuit switched network. The basic technology within the existing telephone-switching network has not changed for approximately 100 years. The circuit switch technology dedicates a fixed amount of capacity for the entire duration of a telephone call. In a packet switched environment, there is no single dedicated circuit and information is broken apart and sent into packets that are mixed with other types of data communications and then reassembled at the end.

   Our ability to transmit via packets provides for superior network utilization and results in the ability to transmit more information through a similar channel, thus more information, i.e. voice and data, will be transported at a lower cost and more efficiently.

   We are currently offering long-distance and data services over our network, and local exchange will continue to be obtained from other carriers. We believe that long-distance and data services represent over 50% of the telecommunications spending of our target customers. We plan to incorporate local dial tone in the first quarter of 2001, thus simplifying the transition of existing customers onto the network. The customer will not have to disconnect from the ILEC and then reconnect onto our network. The transition of the customer from ILEC to our network requires only the reprogramming of the customer's system to direct long-distance and data service traffic to our network. This strategy enables customers to keep their existing phone numbers as well as having the built-in redundance of the separate physical connection to the ILEC.

   We access our customer locations from our network through our PowerPath(sm) services. Various access modes include a variety of high capacity technologies, including digital subscriber line, or DSL, service which permits high speed connections over existing telephone lines, leased high capacity wireline circuits, or T-1s, wireless technologies and fiber optic facilities, as available.


CTC on-net Internet Services

   We have built an extensive IP network infrastructure supported by our IntelliNET(sm) network. We became registered as an official Internet Service Provider, or ISP, in early 2000, which enables us to deliver Internet access to our customers as part of our IntelliNET(sm) converged services offering. We plan to launch our web based mail product during the summer of 2000 and plan to further expand this offering to a unified messaging service early next year.


Fiber Network

   With the objective to secure competitive transport capacity and improve time to market of our IntelliNET(sm) and value added services, we launched a major dark fiber program in early 2000 with the acquisition of over 8,300 fiber route miles (the term "dark" describes the absence of components required for optical transmission or optronics). The program consists of two phases. Phase 1 includes our current footprint in the Northeastern United States continuing south through Virginia, northeast to Ohio and east to New York. Our primary network operations center is co-located at our Waltham, Massachusetts technology center, supported by a back-up network operations center in Springfield, Massachusetts. We expect Phase 1 to be completed by January 2001, although the major routes will become operational as early as mid-year 2000. We plan to substitute the transmission capacity over fiber optic cable strands which we presently lease from ILECs, Level 3 Communications and Northeast Optic Network with our own fiber connections.

   Phase II of the network is expected to commence in December 2000 and coverage will extend from Virginia south to Florida, west to Texas, north to Illinois, and then east to Indiana, and Tennessee to Georgia. We expect Phase II to be completed by January 2002.

   To implement our fiber network program, we signed a $115 million agreement to purchase more than 8,300 route miles of dark fiber covering the Eastern half of the United States from Williams Communications ("Williams"). The contract includes co-location space and ongoing network maintenance services on our nationwide fiber optic network. The fiber acquired will expand our current network presence along the Boston to Washington, D.C. corridor into 40 major markets extending from the central United States throughout the eastern United States.

   Williams, which owns and operates the largest next-generation network in the United States, is a recognized leader in providing innovative services and advances in fiber-optic engineering and construction and is the largest independent source of integrated business communications solutions including data, voice or video.

   We believe that our relationship with Williams will provide us with the ability to quickly acquire a world-class telecommunications infrastructure. The fully integrated architecture of the Williams Multi-Service Broadband Network combines ATM core switching with advanced optical networking technologies and enables us to extend our networking capability outside of our current footprint.

   We recently announced that we will install and operate our own optronics at points along the fiber routes and have selected Cisco as our optronics provider for the fiber network. We will purchase Internet scale, carrier class optical networking equipment, specifically Cisco's ONS 153454 Synchronous Optical Network, or SONET, switches, and Cisco's ONS 15800 Dense Wave-link Multiplexing, or DWM, switches. We anticipate spending approximately $75 million for the purchase of these optronics over the next two years.


Sales and Customer Care

	We market telecommunications services by developing long-term business relationships with our customers and offering them comprehensive management of their telecommunications requirements. Each of our customers is assigned a local dedicated team consisting of a sales executive and a network consultant. This team provides a single point of contact for our customer's needs. This team works together with the customer to design, implement and maintain an integrated telecommunications solution. This team also reviews customers' services on a regular basis through regular on-site meetings and, based upon changes in the customers' needs or available technologies, updates their network to make the best use of the currently available products and services. We believe that providing localized, proactive high quality customer care promotes continued sales of new services with much more value and reduces customer churn.

Sales and Service Infrastructure.   Our branches are currently staffed with
over 400 individuals, representing approximately 75% of our employees. As of March 31, 2000, there were 214 sales executives, 144 network consultants, 35 branch/regional managers and 22 service managers located in 30 sales branches serving markets in Connecticut, Maine, Maryland, Massachusetts, New Hampshire, New Jersey, New York, Pennsylvania, Rhode Island and Vermont.

Customer Sales and Service Model.   At the initial meeting with a prospective
customer, our sales executives first gain a detailed understanding of the customer's business, including their method of operations, a description of their short and long-term business plans and the communications challenges which they currently face. A thorough, detailed inventory of the customer's current communications services and costs is then analyzed. We then present a communications solution to our customer based on our analysis of their business and goals which outlines both options and recommendations designed to eliminate unnecessary expense, implement new services to improve the functional and financial performance of their network and position them to make changes to their network as their business needs and available technologies change. Sales executives also review with the customer the benefits of the CTC comprehensive, ongoing customer care program which focuses on timely response to daily customer needs and is a proactive approach to an ongoing dialogue to keep the customer informed of industry changes and trends and keep ourselves informed of changes in the plans or needs of the customer. We believe the relationship-intensive approach of assigning sales executives and network consultants to each customer account results in both high customer satisfaction and retention rates.

	Our sales executives regularly participate in training programs on subjects such as solution-oriented sales, comprehensive customer care, network design and other technical features of our services. We seek to motivate and retain our sales executives through extensive training and a commission structure that supports our relationship oriented sales and service policies and reward account growth and retention.

Customer Care.   Our network consultants are thoroughly trained in each of
the Customer's service offerings and are responsible for customer care. Network consultants are located in each of our sales branches and are responsible for individual customer accounts in direct support of the sales executives. Each sales representative is kept informed of the unique needs and aspects of each individual customer to whom they are assigned. Our localized, multi-step customer care process provides an ongoing and comprehensive service program to our customers. This process ranges from long-term consultative planning to day-to-day handling of service issues.

	Our customer care program is designed to provide prompt action in response to customer inquiries and complaints. The local sales branches are staffed 11 hours a day, 5 days a week. At other times, incoming calls are automatically connected to a central customer care center which is staffed 24 hours a day, 7 days a week. We believe that our network consultants are motivated to provide the highest level of customer care because a significant portion of their compensation is based on customer retention and satisfaction.

Our Information Systems

	Our information systems include five central applications which fully integrate our sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed for high transaction volumes, accuracy, timely installation, accurate billing feeds and quality customer service. Data entered in one application is generally exported into all other applications. Each branch office is connected via frame relay to the central processor. Our employees have online access to our information systems from their branch desktops or docking stations.

	We also have an electronic interface to most of our major suppliers. When a sales executive wishes to place an order, our information systems electronically direct it to the appropriate supplier and monitor any delays in provisioning the order. Once the order is provisioned, our information systems automatically remove it from the in-process order file, update the customer's service inventory and network configuration, initiate billing, post the sales executive's commission and update our financial reports.

	Our information systems include the following applications:

Account and Sales Management.   Our account management application is the hub
of our information systems. It stores all of our customer-related information, such as location detail, contact information, transaction history and account profile. Our account management application also automatically exports data to our customized sales application. Our sales application is a fully-integrated database that provides sales personnel with access to information for pricing services, customized sales proposals, customer correspondence, sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles of our current and prospective customers. These historical profiles include details of installed services, recent transactions and billing history. Our sales system can be used both on- and off-line. All entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a salesperson connects to the network.

Customer Care.   Our network consultants use our account care application to review installed services, make additions, changes and deletions to accounts, initiate and track repair and service work and review past billing for any customer. This closed loop application provides automatic follow up and records all transactions in a customer history file. Service orders and repair requests input in our account care application are automatically exported into our provisioning application.

Provisioning.   We generally direct customer orders through our provisioning application electronically to our major suppliers. We track these orders through our account care application from initiation through completion. Order information is entered by the account team at each branch and then forwarded for technical design review. Upon design acceptance, an Access Service Request (ASR) is issued to a local service provider to provision the PowerPath access service. This interval is from the local service provider and currently averages 20 days. Upon electronic receipt of the Firm Order Confirmation (FOC), the Installation and Services appointment is scheduled. Branch network coordinators are alerted of the date and they coordinate that date with the customer. Two days before installation, network addresses and services are assigned throughout the network and the Integrated Access Device
(IAD) is programmed and shipped to the installation depot. On the FOC date, the access service is tested prior to acceptance. The following day, the IAD is installed and the customer's services are activated. The total interval from receipt of customer order to service activation now averages 24 days.
If any delay in the process occurs, our information system alerts the sales and service team who then have the ability to take corrective action and also
notify the customer of a possible delay.   Once the order has been filled the
information is automatically fed to our billing application.

Billing and Customer Interface.   Our billing application gives us the
ability to provide our customers a single bill for all the services we provide. Our billing application also allows the customer to review historic bill detail, perform customized usage analyses and download information directly to their own accounting applications. Using a secure Web-based application called IntelliVIEW(tm), our customers have near real-time online access to our billing application and are able to review and analyze their bills and related information with many useful features including:

		Call summary			Time of day analysis
		Call detail				Day of week analysis
		Click-a-Bill drill down		Location summary and analysis
		Line usage summary		Group summary and analysis
		Expensive call breakdown	e-mail notification of billing
		Frequent call breakdown

Customer billing statements are also available on CD ROM, diskette or paper. Paper statements generated by our billing application offer our customers different management formats.

Financial.   Data from our billing application is electronically transferred to our financial application. Our financial application tracks and prepares reports on sales activity, commissions, branch operations, branch profitability and cash flows. The financial application also compiles this data for our periodic financial reports. In addition, this application provides internal controls for revenue tracking and costing. The integrated nature of our information systems allows us to operate each branch as a separate profit and loss center.

Information Systems. We continue to upgrade our information systems in order to support our network. Our Information Management Platform consists of a three-tier architecture. A relational database and data warehouse from Oracle comprises tier one. Vertical systems at the second tier support our network operations support system, business applications used by our various departments, a business-to-business communications server, and a suite of web based applications. Both tiers one and two run on SUN-Microsystems and UNIX. A web based client at the third tier allows our customers, vendors, partners and employees access to information using Windows, Windows NT or web browsers.

Our Information Management Platform is built on open standards, and is highly scalable and flexible to accommodate future growth and new services. It allows us to replace and upgrade business applications without impacting other applications and provides us highly reliable data. All of our systems are fully redundant. The information is mirrored on EMC storage systems located in two distant data centers.


Competition

	We operate in a highly competitive environment. We have no significant market share in any market in which we operate. We now face and will continue to face substantial and growing competition from a variety of data transport, data networking and telephony service providers. We face competition from single-source providers and from providers of each individual telecommunications service. Many of these competitors are larger with greater financial and other resources than we possess. In addition, many of our competitors are incumbent providers, with long standing relationships with their customers and greater name recognition.

	Bell Atlantic is a competitor for local and data services, and, we expect based on regulatory developments, eventually will be a competitor for long distance services as well. Major competitors in our markets for the provision of single-source solutions include WinStar Communications, Inc. and Teligent, Inc. Network Plus is a competitor in our market for the provision of long distance and, to some extent, local services. Competitors for our data services also include AT&T Local (Teleport) and MCI Worldcom (Brooks
Fiber and MFS). Our competitors for long distance services include all the major carriers such as AT&T, MCI Worldcom and Sprint.

	The continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors. Many of these combined entities have or will have resources far greater than ours. These combined entities may provide a single package of telecommunications products that is in direct competition with our products. These combined entities may be capable of offering these products sooner and at more competitive rates than we can.

Competition from Single-Source Providers.   The number of single-source
providers has increased because of the current regulatory trend toward fostering competition and the continued consolidation of telecommunications service providers. Many single-source providers and long distance carriers have committed substantial resources to building their own networks or to purchasing carriers with complementary facilities. Through these strategies, a competitor can offer single-source local, long distance and data services similar to those that we will offer. The alternative strategies available to these competitors may provide them with greater flexibility and a lower cost structure.

	Once the Regional Bell Operating Companies, or RBOCs, are allowed to offer in-region long distance services under the terms of Section 271 of the Telecommunications Act, they will be in a position to offer local and long distance services similar to the services we offer. The FCC must approve
RBOC provision of in-region long distance services and can only do so upon finding that the RBOC has complied with the 14-point checklist outlined in
Section 271 of the Telecommunications Act. This 14-point checklist is designed to ensure that RBOC competitors have the ability to provide local telephone services in competition with the RBOC. To date, only New York
Telephone d/b/a Bell Atlantic-NY has been granted Section 271 authority;
however, it is expected that other applications will be approved in the upcoming year.

	Although the Telecommunications Act and other federal and state regulatory initiatives will provide us with new business opportunities, as competition increases regulators are likely to provide the ILECs with more pricing flexibility. Our revenues may be adversely affected if the ILECs elect to lower their rates and sustain these lower rates over time. We believe that we may be able to offset the effect of lower rates by offering new services to our target customers, but we cannot assure you that this will occur. In addition, if future regulatory decisions give ILECs increased pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on our business.

Competition for Provision of Local Exchange Services.   In most local
exchange markets, ILECs, including RBOCs, continue to hold near-monopoly positions. We also face competition or prospective competition from one or more integrated communications providers, and from other competitive providers, including providers who do not own their own network. Many of these competitors are larger and better capitalized than we are. Some carriers have entered into interconnection agreements with ILECs and either have begun, or in the near future likely will begin, offering local exchange service in each of our markets. Further, as of February 8, 1999, the largest long distance carriers were permitted to bundle local and long distance services. This removes one of our competitive advantages. Other entities that currently offer or are potentially capable of offering switched services include cable television companies, electric utilities, other long distance carriers, microwave carriers, and large customers who build private networks.

	Wireless telephone system operators are also competitors in the provision of local services. Cellular, personal communications service, and other commercial mobile radio services providers may offer wireless services to fixed locations, rather than just to mobile customers. This ability to provide fixed as well as mobile services will enable wireless providers to offer wireless local loop service and other services to fixed locations
(e.g., office and apartment buildings) in direct competition with us and other providers of wireline telephone service. In addition, the FCC recently auctioned substantial blocks of spectrum for fixed use including local exchange services. We expect exploitation of this spectrum to increase competition in the local market.

	The World Trade Organization, or WTO, concluded an agreement that could result in additional competitors entering the U.S. local and long-distance markets. Under the WTO agreement, the United States committed to open telecommunications markets to foreign-owned carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. We cannot predict whether foreign-owned carriers will enter our markets as a result of the WTO agreement.

Competition for Provision of Long Distance Services.   The long distance
market is significantly more competitive than the local exchange market. In the long distance market numerous entities compete for the same customers. In addition, customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. This results in a high average rate of customer loss, or churn, in the long distance market. The FCC recently adopted the Coalition for Affordable Local and Long Distance Service (CALLS) proposal which will further reduce access charges paid by long distance carriers by $3.2 billion. The FCC's new rules also shift the imposition of the presubscribed interexchange carrier charge, or PICC, currently assessed by the RBOC on the long distance carrier, on to the end user. RBOCs will be permitted to recover its cost for presubscription through an increase in its Subscriber Line Charge (SLC). Accordingly, prices in the long distance market are expected to significantly decline.

Data and Internet Services.   The market for high speed data services and
access to the internet is highly competitive. We expect competition in this market to continue to intensify. Our competitors in this market will include internet service providers and other telecommunications companies, including large interexchange carriers and RBOCs. Many of these competitors have greater financial, technological and marketing resources than those available to us. Pursuant to those obligations set forth under Section 251 of the Act, ILECs are now required to provide advanced services through an unregulated affiliate. We cannot yet predict the effect that this requirement will have on our ability to obtain facilities and services from ILECs and on the competition that we will face from ILECs in the data services market.

Government Regulation

	The local and long distance telephony services and, to a lesser extent, the data services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services or access thereto. Each state regulatory commission has jurisdiction over the same carriers with respect to the provision of intrastate communications services. Local governments sometimes impose franchise or licensing requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

	In recent years, the regulation of the telecommunications industry has been in a state of flux as the United States Congress and various state legislatures have passed laws seeking to foster greater competition in telecommunications markets. The FCC and state utility commissions have adopted many new rules to implement this legislation and encourage competition. These changes, which are still incomplete, have created new opportunities and challenges for us and our competitors. The following summary of regulatory developments and legislation is not intended to describe all present and proposed federal, state and local regulations and legislation affecting the telecommunications industry. Some of these and other existing federal and state regulations are the subject of judicial proceedings, legislative hearings and administrative proposals which could change, in varying degree, the manner in which this industry operates. We cannot predict the outcome of these proceedings, or their impact on the telecommunications industry at this time.

Federal Regulation

	We are currently not subject to price cap or rate of return regulation at the federal level and are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act. We are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable discrimination" in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its
statutory obligations.   The US Court of Appeals recently upheld the FCC's
1996 mandatory detariffing rules for domestic interexchange service.
Pursuant to the new rules, long distance providers must cancel tariffs for
interstate service by January 31, 2001.   The Company does not anticipate any
material impact as a result of these rules.

	Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996. The Telecommunications Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecommunications Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full impact of the Telecommunications Act, it is already clear that the legislation provides us with new opportunities and challenges.

	The Telecommunications Act greatly expands the interconnection requirements on the ILECs by requiring the ILECs to:

 .	provide physical co-location, which allows companies such as us and other
	competitive local exchange carriers to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible;
 .	unbundle components of their local service networks so that other providers of local service can compete for a wide range of local services customers; and establish "wholesale" rates for their services to promote resale by competitive local exchange carriers.

	In addition, all local exchange carriers must:
 .	establish number portability, which will allow a customer to retain its
	existing phone number if it switches from the local exchange carrier to a competitive local service provider;
 .	provide nondiscriminatory access to telephone poles, ducts, conduits and
	rights-of-way.
 .	compensate other local exchange carriers on a reciprocal basis for traffic
	originated on one local exchange carrier and terminated on the other local exchange carrier.

	The FCC is charged with establishing national guidelines to implement certain portions of the Telecommunications Act. The FCC issued its interconnection order on August 8, 1996. On July 18, 1997, however, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecommunications Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. "Pick and choose" rules would permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the ILECs and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC and has remanded the case to the Eighth Circuit for further consideration. Thus, while the Supreme Court resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC.

In September 1999, the FCC issued a new order which redefined those unbundled network elements that ILECs must provide to competitive local
exchange carriers.    Specifically, the FCC modified rules which eliminate
the requirement that the incumbent provide unbundled access to Directory
Assistance and Operator Services.   The FCC's rules requiring incumbents to
provide unbundled local switching was modified such that the incumbent is no longer required to offer local switching to larger carriers located in Metropolitan Service Areas (MSAs).

	In March of this year, the U.S. Court of Appeals vacated portions of
the FCC's collocation rules.   Specifically, the Court vacated the FCC's
definition of what types of equipment must be collocated, its rules allowing collocators to cross connect their equipment with other collocated carriers, and its rule prohibiting ILECs from requiring carriers from using separate or isolated rooms or floors. It is uncertain, what impact the vacation of these rules will have on the Company. In November, 1999, the FCC issued rules that allow competitive local exchange carriers to offer data services over the same line that a consumer uses for voice services without the competitive local exchange carrier having to provide the voice service.

	Under the Communications Act, ILECs who don't qualify for rural exemption pursuant to Section 251 of the Act have an obligation to negotiate with us in good faith to enter into interconnection agreements. We will need interconnection agreements to provide enhanced connectivity to our network and to provide local dial tone services. If we cannot reach agreement, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings can last up to 9 months.
Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court.
The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes in our favor.

	The Telecommunications Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication
Act's 14- point competitive checklist. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region long distance service. Some states have denied these applications while others have approved them. However, to date, with the exception of Bell Atlantic-New York, the FCC has denied each of the RBOC's applications brought before it because it found that the RBOC had not sufficiently made its local network available to competitors. The approval of additional RBOC applications is expected in the upcoming year.

	In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. The FCC and most states permit carriers to recover this charge from its end users. Consequently, the existing surcharge structure does not materially impact the Company's costs.

	On November 1, 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. The order required mandatory detariffing and gave carriers nine months to withdraw federal tariffs and move to contractual
relationships with their customers.    Subsequently stayed and later upheld
by US court of Appeals, the FCC detariffing rules went back into effect in
April, 2000.   Carriers must cancel interstate interexchange services tariffs
by January 31, 2001.     The Company currently maintains contractual
arrangements with all of its customer base and therefore anticipates little or no impact from the reinstatement of these rules. Also reinstated are the FCC rules that carriers make specific public disclosure on the carrier's website of their rates, terms and conditions for domestic interstate service and the requirement that carriers file annual certifications indicating that the carrier is complying with geographic rate averaging and rate integration obligations under Section 254(g) of the Act.

   The FCC's determination last year that dial-up calls to Internet Service Providers were not subject to reciprocal compensation was remanded by the DC
circuit court pending reconsideration.    Moreover, several states are
considering this issue, and several states have held that local exchange carriers do not need to pay reciprocal compensation for calls terminating at internet service providers. In addition, one RBOC has petitioned the FCC for a ruling that telephone-to-telephone calls made over the internet are subject to regulation as a telecommunications service under the Communications Act. Although the FCC has suggested that such internet-based telephone-to-telephone calls may be considered a telecommunications service, it has not reached a final decision on that issue. We cannot predict the effect that the FCC's resolution of these issues will have on our business.

   On November 17, 1999, the Federal Communications Commission (FCC) approved the transfer of Lockheed Martin's Communications Industry Services (CIS) group to NeuStar, Inc, who now has responsibility for administering and assigning local telephone numbers in each geographic region in the United States. In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as "number portability." In May 1999, the FCC initiated a proceeding to address the problem of the declining
availability of area codes and phone numbers.   On March 31, 2000, the FCC
adopted new area code optimization rules. It is uncertain what impact these rules will have on the Company's offerings.

	A customer's choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." Slamming is such a significant problem that it was addressed in detail by Congress in the Telecommunications Act, by some state legislatures, and by the FCC in recent orders. The FCC has levied substantial fines for slamming. The risk of financial damage and business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us. The FCC's slamming rules (which originally covered only long distance) apply to
local service as well.   In addition, the FCC recently adopted revised
slamming rules which virtually eliminates the possibility for Carrier compensation for charges associated with the unauthorized switch of a consumer's service. The new rules also require Commission notification of all unauthorized changes.

Last year the FCC adopted technical requirements for wireline, cellular, and broadband Personal Communications Services (PCS) carriers to comply with the assistance capability requirements of the Communications Assistance for Law Enforcement Act of 1994 (CALEA). Specifically, the FCC required that all capabilities of the Telecommunications Industry Association (TIA) interim standard (J-STD-025) and six of nine "punch list" capabilities requested by the Department of Justice (DoJ)/Federal Bureau of Investigation (FBI) be implemented by wireline, cellular, and broadband PCS carriers.

With the exception of packet-mode communications, the FCC required that all capabilities of the interim standard be implemented by the CALEA compliance date of June 30, 2000. The FCC required that a packet-mode communications capability and the six punchlist capabilities be implemented by September 30, 2001. The Company does not anticipate incurring any significant additional costs as a result of the FCC's adoption of these rules.

State Regulation

	To the extent that we provide telecommunications services which originate and terminate in the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate service and become increasingly subject to state regulation. The Telecommunications Act maintains the authority of individual state utility commissions to preside over rate and other proceedings, as discussed above, and impose their own regulation of local exchange and interexchange services so long as such regulation is not inconsistent with the requirements of the Telecommunications Act. For instance, states may impose tariff and filing requirements, consumer protection measures and obligations to contribute to universal service, and other funds.

	We are subject to requirements in some states to obtain prior approval for, or notify the state commission of, any transfers of control, sales of assets, corporate reorganizations, issuances of stock or debt instruments and related transactions. Although we believe such authorizations could be obtained in due course, there can be no assurance that the FCC or state commissions would grant us authority to complete any of these transactions.

	We have state regulatory authority to provide competitive local exchange and/or local resold services and interexchange services in twelve states. We also have state regulatory authority to provide intrastate interexchange services throughout the continental U.S.

	The Telecommunications Act generally preempts state statutes and regulations that restrict the provision of competitive local services. States, however, may still restrict competition in some rural areas. As a result of this preemption, we will be free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Local Government Regulation

	We may be required to obtain from municipal authorities, street opening and construction permits to install our facilities in some cities. In some of the areas where we provide service, we are subject to municipal franchise requirements requiring us to pay license or franchise fees either on a percentage of gross revenue, flat fee or other basis. The Telecommunications Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which we operate or plan to operate or whether it will be implemented without a legal challenge.

Employees

As of June 19, 2000, we employed 640 persons. None of our employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Our headquarters and technology center are located in leased space in Waltham, Massachusetts. We have a back-up network operations center in Springfield, Massachusetts. We also lease offices in nine states. Although we believe that our leased facilities are adequate at this time, we expect to lease both additional sales facilities in connection with our planned expansion in existing markets and into new markets.

ITEM 3.  LEGAL PROCEEDINGS

     (a)  Pending Legal Proceedings.
          We are party to suits and regulatory proceedings arising in the normal course of business which we believe are not material individually or in the aggregate.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "CPTL." Following is the range of high and low trading prices on the Nasdaq National Market for our common stock for the periods indicated. All prices reflect the March 2000 three-for-two stock split.

                                        Price Range
                                      ---------------
                                       High     Low
                                      -------  ------
Calendar Year 1998 ...............
     Second Quarter  ...............   $ 6.58   $4.33
     Third Quarter  ................   $ 5.67   $3.17
     Fourth Quarter  ...............   $ 6.00   $2.67
  Calendar Year 1999 ...............
     First Quarter  ................   $11.67   $5.59
     Second Quarter ................   $16.00   $8.13
     Third Quarter  ................   $14.00   $6.67
     Fourth Quarter ................   $27.83   $9.83
  Calendar Year 2000
     First Quarter  ...............    $56.13  $22.67

  The last sale price of the common stock on the Nasdaq National Market on June 19, 2000 was $39.56. Our common stock was held by 440 stockholders of record.

  We have never paid cash dividends on our common stock and we have no plans to do so in the foreseeable future. We intend to retain earnings, if any, to develop and expand our business. In addition, the terms of our credit facility and the Series B preferred stock restrict our ability to pay cash dividends on our common stock. We also expect the terms of agreements governing any future indebtedness to restrict our ability to pay cash dividends.

  During the fiscal year ended March 31, 2000, we issued the following securities which were not registered under the Securities Act (does not include issuances previously disclosed in our Quarterly Reports on Form 10-
Q):

  (a) In January and February 2000, we issued a total of 538,023 shares of common stock upon the exercise of outstanding warrants, adjusted for the March 17, 2000 three-for-two stock split.

  (b) On March 25, 2000, all of the holders of the Series A Convertible Preferred Stock voluntarily converted their preferred stock into 2,376,660 shares of common stock. The 2,376,660 shares represents the value of the initial investment plus the accrued dividends through the conversion date, adjusted for the March 17, 2000 three-for-two stock split

All of the above securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

	The following selected financial data for the five years ended March 31, 2000 are derived from our consolidated financial statements. You should read the following financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

	All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the three-for-two stock split effected in fiscal year ended March 31, 2000.


                                                     Fiscal Year ended March 31,
                                         ---------------------------------------
-------------
                                             1996      1997       1998      1999
2000
                                            -------   -------   -------   ------
-    --------
                                         (dollars in thousands, except per share
information)
Statement of Operations Data:
Agency revenues ......................    $ 25,492  $ 29,195  $ 24,775   $    --
-   $    ---
Telecommunications revenues ..........       5,383    11,095    16,172
70,964    153,101
                                          --------  --------  --------   -------
-   ---------
     Total revenues ..................      30,875    40,290    40,947
70,964    153,101
Cost of telecommunications revenue
 (excluding  depreciation and
 amortization) .......................       4,242     8,709    14,039
61,866    119,586
Selling, general and administrative
 expenses ............................      19,349    23,077    29,488
52,521     56,676
Depreciation and amortization ........         660       743     1,418
3,778     18,754
                                          --------  --------  --------   -------
-   ---------
Income (loss) from operations ........       6,624     7,761    (3,998)
(47,201)   (41,915)
Income (loss) before extraordinary item      4,094     4,683    (2,498)
(51,238)   (57,073)
Net income (loss) ....................      $4,094    $4,683   $(2,498)
$(51,238)  $(59,504)
                                          ========  ========  =========
=========  =========
Per Share Data:
Income (loss) per share before
 extraordinary item
 Basic ...............................        0.29      0.33      (.17)
(3.45)     (2.89)
 Diluted .............................        0.25      0.29      (.17)
(3.45)     (2.89)
Net income (loss) per share
 Basic ...............................        0.29      0.33      (.17)
(3.45)     (3.01)
 Diluted .............................        0.25      0.29      (.17)
(3.45)     (3.01)

Other Financial Data:
EBITDA (loss).........................    $  7,295  $  8,519  $ (2,405)
$(43,346)  $(23,153)
Capital expenditures ..................        759     1,222     6,109
36,041     71,187
Net cash provided (used) by operating
 activities ..........................       2,192     3,572    (7,951)
(33,254)   (36,984)
Net cash used in investing activities          759     1,222     4,765
6,282     43,721
Net cash provided by financing
 activities .........................          119       114     8,479
39,622     98,544



                                                              As of March 31,
                                         ---------------------------------------
---------------

                                             1996      1997       1998
1999       2000
                                          ---------  ---------  ---------  -----
----  ---------
                                                        (dollars in thousands)

Balance Sheet Data

Cash and cash equivalents .............  $   3,942  $   6,406  $  2,168   $
2,254   $  20,093
Total assets ..........................     12,509     20,186    30,768
69,482     162,233
Total long-term debt, including
  current portion .....................         --         --     9,673
64,858     129,122
Series A redeemable convertible
  preferred stock .....................         --         --        --
12,672          --
Stockholders' equity (deficit) ........      9,495     14,292    11,966
(37,144)    (15,700)



	EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry. Other companies may calculate it differently from us. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. We do not believe you should consider EBITDA as an alternative to net income (loss) as a measure of results of operations or to GAAP-based cash flow data as a measure of liquidity. Capital expenditures consists of additions to property and equipment acquired for cash or under notes payable and capital leases.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

Overview

	Historically, we have generated agency revenues and telecommunications revenues. Agency revenues consist of commissions we formerly earned as an agent of Bell Atlantic and other Regional Bell Operating Companies, and long distance providers. Telecommunications revenues are generated by our sale of local, long distance, data communications, internet access and other communications services. For the fiscal year ended March 31, 1998, agency commissions accounted for approximately 60% of our revenues, with telecommunications revenues accounting for the other 40%. As a result of our transition to an integrated communications provider, or ICP, strategy in January 1998, agency commissions earned after December 31, 1997 are not material.

	Our financial information for the fiscal year ended March 31, 2000 reflects our second full year of operations under our new strategy. Our financial information for fiscal years ended on or before March 31, 1998 primarily reflects our operations as an agent for Bell Atlantic. Because of our transition to our new strategy and our network buildout, most of the financial information for these periods does not reflect our current business and is not comparable to results for subsequent periods.

Results of Operations

Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31,
1999.

	Total revenues for the fiscal year ended March 31, 2000 were $153,101,000, an increase of 116% from $70,964,000 for the preceding fiscal year. As an integrated communications provider, revenues for fiscal 2000 and 1999 reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services.

	A common basis for measurement of an integrated communications provider's progress is the growth in access line equivalents, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. We calculate our equivalent data circuits by dividing the data transmission capacity purchased by our customers by 64 kilobits per second, which represents the capacity necessary to carry one voice circuit. During the quarter ended March 31, 2000, voice and data ALEs in service increased by 45,148, or approximately 17% from the quarter ended December 31, 1999. This brought our total ALEs in service to 314,616 at March 31, 2000. Data ALEs increased by approximately 9% from the quarter ended December 31, 1999 to 62,942, or 20% of total ALEs in service as of March 31, 2000. Data ALEs at March 31, 2000 include ALEs purchased by other carriers including internet service providers.

	Costs of telecommunications revenues, excluding depreciation and amortization, increased to $119,586,000 for fiscal 2000 from $61,866,000 for fiscal year 1999 as a result of our increase in direct sales of local telecommunications services. As a percentage of telecommunications revenue, costs of telecommunications revenues were 78% and 87% for fiscal 2000 and 1999, respectively. The decrease in the percentage of the cost of telecommunications revenues primarily reflects lower rates obtained from our major suppliers, Bell Atlantic and Global Crossing.

	Selling, general and administrative expenses, excluding depreciation and amortization, increased 8% to $56,677,000 in fiscal 2000 from $52,521,000 for fiscal 1999. This increase was primarily due to the opening of additional branch sales offices and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of March 31, 2000, we had 574 employees including 214 account executives and 144 network coordinators in 30 branch locations throughout New England and New
York.

	Depreciation and amortization expense increased 396% to $18,754,000 in fiscal 2000 from $3,778,000 in fiscal 1999. This increase was a result of additional expense associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

	Interest and other expense increased to $15,158,000 for the fiscal year ended March 31, 2000, as compared to interest and other expense of $5,563,000 for the fiscal year ended March 31, 1999. The increase is due to increased borrowings to fund our operating losses and the deployment of our network, the fees associated with our credit and vendor facilities, and the amortization of the interest expense associated with warrants issued in connection with the financings.

	The Company incurred an extraordinary item of $2,430,000 relating to the early extinguishment of the senior secured Goldman Sachs/Fleet credit facility from fiscal year 1999. The cost reflects the unamortized balance of the warrants and closing costs of the credit facility that was repaid in March 2000.


Fiscal Year Ended March 31, 1999 Compared to Fiscal Year Ended March 31,
1998.

	Total revenues for the fiscal year ended March 31, 1999 were $70,964,000, an increase of 73% from $40,947,000 for the preceding fiscal year. As an integrated communications provider, revenues for fiscal 1999 reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services. Revenue for fiscal 1998 reflect agency commissions on local telecommunications services for the period April
1, 1997 through December 31, 1997 as well as our direct sales of other telecommunications services for the entire year.

	During the quarter ended March 31, 1999, voice and data ALEs in service increased by 38,935, or approximately 38% from the quarter ended December 31, 1998. This brought our total ALEs in service to 142,207 at the end of our first 15 months as an integrated communications provider. Data ALEs increased by approximately 45% from the quarter ended December 31, 1998 to 28,502, or 20% of total ALEs in service as of March 31, 1999. Data ALEs at March 31,
1999 include 6,720 ALEs purchased by other carriers including internet service providers.

	Costs of telecommunications revenues, excluding depreciation and amortization, increased to $61,866,000 for fiscal 1999 from $14,039,000 for fiscal year 1998 as a result of our decision to provide local services directly instead of providing local services on an agency basis. However, as a percentage of telecommunications revenue, costs of telecommunications revenues remained at 87% for fiscal 1999 and 1998. We expect that, as a result of an agreement entered into with Bell Atlantic in mid-1999, our costs of reselling Bell Atlantic local lines will decrease. Under the terms of this agreement we will receive up to an additional 15% discount on the wholesale rates Bell Atlantic is required to offer. Under this agreement, we have committed to maintain in service over the next five years a number of resold
Bell Atlantic local telephone lines at least equal to 100,000 at the end of the first year and 225,000 at the end of each of the remaining four years.

	Selling, general and administrative expenses increased 78% to $52,521,000 in fiscal 1999 from $29,488,000 for fiscal 1998. This increase was primarily due to the increased number of service and technical employees hired and other expenses incurred in connection with operating under our new strategy.
Contributing to the increase were approximately $9,886,000 of expenses and charges relating to the litigation and settlement with Bell Atlantic and our decision to terminate our agency agreement with Bell Atlantic. Selling, general and administrative expenses also increased for fiscal 1999 due to increased expenses associated with the network buildout.

	Depreciation and amortization expense increased 166% to $3,778,000 in fiscal 1999 from $1,418,000 in fiscal 1998. This increase was a result of the investments we made in equipment and software for our network.

	Interest and other expense increased to $5,563,000 for the fiscal year ended March 31, 1999, as compared to interest and other income of $213,000 for the fiscal year ended March 31, 1998. The increase is due to increased borrowings to fund our operating losses and the deployment of our network, the fees associated with our credit and vendor facilities, and the amortization of the interest expense associated with warrants issued in connection with the financings.

	The benefit for income taxes, which is limited to refunds available on a loss carryback basis, has been recognized ratably as a percentage of our estimated pre-tax loss over each of the four quarters of the fiscal year. The effective rate of the benefit varied with changes in management's estimates.

Liquidity and Capital Resources

Working capital at March 31, 2000 was $4.7 million compared to a working capital deficit of $6.7 million at March 31, 1999, an increase of $11.4
million.   Cash balances at March 31, 2000 and March 31, 1999 totaled
$20,093,000 and $2,254,000, respectively.

The increase in working capital is due primarily to the net proceeds realized as a result of the TD Securities (U.S.) Inc. $225 million senior secured facility, the proceeds of which were used to retire the outstanding $75 million senior credit facility and the $25 million vendor financing facility at March 31, 2000.

We will continue to use the balance of the proceeds realized from the senior secured facility and the recently completed $200 million preferred stock financing described below for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Boston - Washington, D.C. corridor. The Company believes that proceeds available from the preferred stock financing described below, the senior secured facility described below, cash on hand and the amounts expected to be available under its bank and lease financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. Until utilized, the net proceeds from the credit facility and preferred stock financing are invested in short-term, interest-bearing instruments and other investment-grade securities.

In April 1998, we received $12.0 million from a private placement of our Series A redeemable convertible preferred stock and warrants to Spectrum
Equity Investors II, L.P. The preferred stock was voluntarily converted by the holder into 2,376,660 shares of common stock in March 2000.

In September 1998, we obtained a three-year $75 million senior secured credit facility from Goldman Sachs Credit Partners and Fleet National Bank ("Goldman
Sachs/Fleet Credit Facility"). In March 2000, we repaid the outstanding balance of approximately $43 million with proceeds from the TD Securities
(U.S.) Inc. $225 senior secured credit facility and terminated the Goldman
Sachs/Fleet credit facility.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of March 31, 2000, the aggregate amount borrowed under these agreements was approximately $35.3 million.

In October 1998, we obtained a $25 million vendor financing facility from Cisco Capital which was terminated upon repayment in March 2000 with proceeds from the TD Securities (U.S.) Inc. $225 senior secured credit facility.

In March 1999, we entered into a Loan Agreement with Toronto Dominion
(Texas), Inc. to provide an unsecured standby credit facility for up to $30 million for capital expenditures and other general corporate purposes which has expired. We issued warrants to purchase 103,824 shares of our stock at $7.875 per share to the lender as part of the transaction. This facility was terminated upon repayment in July 1999.

In July 1999, we completed a public offering (including the exercise of the underwriters' overallotment option) of 6,037,500 shares of common stock at $11.50 per share, adjusted for the March 2000 three-for-two stock split with net proceeds of approximately $62.1 million. The proceeds were used for general corporate purposes and continued deployment of the ICN and expansion into new markets throughout New York and Washington D.C.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD credit facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications
Network.  The proceeds were used to retire the $43 million balance of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD credit facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of March 31, 2000, $100 million of the TD credit facility was available.

The TD credit facility funds our base plan for branch and network expansion and provides us with a solid financial foundation for executing additional growth initiatives. As a starting point, we intend to initiate the expansion of our network coverage southward to include Washington D.C., and implement our branch office expansion to cover the same geography.

Subsequent to March 31, 2000, we completed a private placement of $200 million Series B preferred stock financing. The preferred stock is convertible under certain conditions into common stock of the Company at $50 per share. The net proceeds are being used to fund strategic marketing and technology initiatives of our accelerated business plan which include: the purchase of dark fiber and optronics, branch sales office and ICN expansion and new ICN product and application development. These fully funded initiatives are designed to broaden the geographic reach of CTC's Cisco powered ICN, enhance our product portfolio and substantially boost bandwidth availability for both the Company and our customers.

We cannot assure you that if we require funds in addition to the funds made available through the TD credit facility and the preferred stock private placement, such financing will be available, or if available, on terms acceptable to us when needed. If we are unable to obtain such financing when needed, we may postpone or abandon our development and expansion plans which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

Description of Senior Secured Facility

TD Securities (U.S.) Inc. Facility

   In March 2000, we entered into a $225 million senior secured credit facility with a consortium of banks. This TD Credit Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw term facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). Advances under the Revolver and Term A bear interest at prime rate plus 1.75-2.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.25% per annum. As required by the TD
Credit Facility, Term B borrowings of $75 million were drawn down in full at the closing date along with borrowings of $25 million under the Revolver.
Part of the proceeds were used to pay off the $25 million Cisco vendor financing facility and the outstanding balance of the Goldman Sachs/Fleet credit facility Revolving Line of Credit of approximately $43 million. We paid a one-time up front fee and other closing costs, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the TD Credit Facility. The unamortized balance of deferred financing costs associated with the Goldman Sachs/Fleet credit facility were recognized as an extraordinary item for the fiscal year ended
March 31, 2000.

   The Company will pay a commitment fee of .75-1.5% per annum, depending on the percentage of the total TD Credit Facility used. Under the terms of the TD Credit Facility, $25 million of the Term A facility must be borrowed as of June 30, 2000 and on certain dates thereafter. At June 30, 2003, the Company will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007.

   The TD Credit Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures. The Company has also agreed, among other things, not to assume any other secured debt other than capital leases, agree to a merger, sell its assets or declare dividends without the consent of the lenders.

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

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133") was issued, as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company is presently analyzing the impact, if any, that the adoption of SFAS
No. 133 will have on its financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB
Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option in April 1999, which resulted in a stock compensation charge of approximately
$2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

   The Company will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff
Accounting Bulletin 101 ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change either as of the quarter ending June 30, 2000 or as of the last quarter of fiscal 2001 which is the quarter ending March 31, 2001. If the Company adopts as of June 30, 2000, the Company's interim unaudited consolidated financial statements for the period ending June 30, 2000 will be prepared on the new basis of accounting.
If adoption is deferred until the last quarter, previously reported quarterly financial information for fiscal 2001 will be restated so that annual operating results for fiscal 2001 will be presented on the new basis. The Company is currently evaluating the alternatives and has not yet determined the date as of which SAB 101 will be adopted.

   There will be no impact to the Company's cash flow from operations as a result of this change. Also, it is believed that the adoption of this change in accounting for fiscal 2000 or prior periods would not have had a material effect on the Company's previously reported results of operations, financial position or cash flows for those periods.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at March 31, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 2000, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $1.1 million in fiscal 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $1.1 million in fiscal 2000.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE

 None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

Our executive officers and directors are as follows:

     Name           		Current Office Held
----------------------		--------------------------------------
Robert J. Fabbricatore		Chairman and Chief Executive Officer
Steven P. Milton			President and Chief Operating Officer
John D. Pittenger			Executive Vice President-Finance and
	Administration, Chief Financial Officer,
	Treasurer and Secretary
David E. Mahan			Executive Vice President--Marketing
	and Strategic Planning
Michael H. Donnellan		Vice President--Operations
Thomas Fabbricatore		Vice President--Marketing
Anthony D. Vermette		Vice President--Sales
Frederick Kunzi			Vice President and Chief Technology Officer
Jeffrey C. Lavin			Vice President--Corporate Development
Katherine D. Courage		Director
Henry Hermann			Director
Kevin J. Maroni			Director
J. Richard Murphy			Director
Mark E. Nunnelly			Director
Carl Redfield			Director
Richard J. Santagati		Director
Ralph C. Sillari			Director
Scott M. Sperling			Director
Ralph S. Troupe			Director

   Robert J. Fabbricatore, a founder of the Company and a director since its inception in 1980, became Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Robert J. Fabbricatore is the brother of Thomas Fabbricatore, Vice President--Marketing.

   Steven P. Milton has been employed by the Company since 1984 and has served as President and Chief Operating Officer since August 1995. Prior to that, he held various positions within the Company including Branch Manager, District Manager, Regional Manager and Vice President--Sales and Marketing.

   John D. Pittenger has served as Chief Financial Officer since April 14, 1999, as Executive Vice President--Finance and Administration since April 1998 and as Treasurer and Secretary of the Company since August 1989. Mr. Pittenger served as Vice President--Finance from 1991 until April 1998, and as Chief
Financial Officer from 1989 to April 1998.   David E. Mahan joined the Company
in October 1995 as Vice President--Marketing and Strategic Planning and was named Executive Vice President - Marketing and Strategic Planning in November 1999. Prior to joining the Company, Mr.Mahan held a number of senior management level positions with NYNEX, including Vice President--Sales Channel Management from 1993 to 1995.

   Michael H. Donnellan has been employed by the Company since 1988 in a number of positions. He was named Vice President--Operations in 1995.

   Thomas Fabbricatore joined the Company in 1982. He was named Vice President--Regulatory and Electronic Media in 1991, and was named Vice President--Marketing in November 1998. Thomas Fabbricatore is the brother of Robert J. Fabbricatore.

   Anthony D. Vermette has been employed by the Company in a variety of positions since 1987. Mr. Vermette was named Vice President--Sales in 1996.

   Frederick Kunzi joined the Company as a Vice President and Chief
Technology Officer in August 1998. Mr. Kunzi has over 25 years experience in information technology. From 1985 to September 1998, he was employed by Digital Equipment Corporation, most recently as Senior Manager, Global Network Services where he was responsible for Digital's worldwide enterprise network infrastructure.

   Jeffrey C. Lavin joined the Company in June 1998 as Vice President-- Corporate Development. Mr. Lavin has 20 years of sales and operational management experience in the telecommunications industry. From December 1996 to May 1998, Mr. Lavin was Vice President of Sales, Americas/Asia Pacific for NovaSoft Systems, Inc., a software development corporation. From 1979 to 1996, Mr. Lavin was employed by Comlink Incorporated, a communication network integrator, most recently as Senior Vice President. Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Lavin served as Vice President and General Manager of Network Systems Integration.

   Katherine D. Courage became a director of the Company in April 1999.
Ms. Courage is a managing director in the Global Telecommunications and Media Group in the Investment Banking Department of Credit Suisse First Boston, one of the underwriters of our proposed offering of common stock. Prior to joining Credit Suisse First Boston in September 1996, Ms. Courage worked at Salomon Brothers Inc for ten years where she was a managing director in the Global Telecommunications Group. Ms. Courage currently serves as a director of NorthEast Optic Network, Inc. and Lightpath Technologies, Inc. Credit Suisse First Boston Equity Partners, L.P., as a Series B preferred stockholder, has appointed Ms. Courage as its designee to the Company's Board of Directors.

   Henry Hermann became a director of the Company in September 1996.
Since November 1997, he has operated Hermann Companies, a financial services company. Mr. Hermann is registered as an Investment Advisor with the State of Texas, a Chartered Financial Analyst and, as an independent contractor, offers general securities through SWS Financial. In 1997, he was employed by Kuhns Brothers & Company, Inc., as a principal and Executive Vice President. For the previous nine years, he was employed by WR Lazard, Laidlaw and Luther, Inc., a securities brokerage firm, as Vice President, Securities Analyst and Portfolio Manager. Mr. Hermann has been an NASD Board of Arbitrators Member since 1991.

   Kevin J. Maroni became a director of the Company in April 1998 as one of the two designees of the Series A preferred stockholders. Mr. Maroni is a managing general partner of Spectrum which he joined at inception in 1994. Spectrum is a leading private equity fund which manages over $2.7 billion of capital for investment in the communications service and infrastructure industries. Prior to joining Spectrum, he worked at Time Warner Telecommunications and Harvard Management Company. Mr. Maroni is a director of Adero, Inc.; PathNet, Inc.; Formus Communications, Inc.;
GlobeNet Communications, LTD., Inc.; and X-Media, Inc. Mr. Maroni received an M.B.A. from Harvard Business School and a B.A. from the University of Michigan.

   J. Richard Murphy became a director of the Company in August 1995.
Mr. Murphy is a managing director of Baldwin & Clarke Corporate Finance, Inc., a Bedford, New Hampshire investment banking firm which he joined August 2, 1999. Mr. Murphy was the director of the Corporate Advisory Group of Moody, Cavanaugh and Company, LLP, a North Andover, Massachusetts public accounting firm, from April 1996 to August 1999. Mr. Murphy was an officer, director and principal stockholder from 1990 to 1996 of Arlington Data Corporation, a systems integration company located in Amesbury, Massachusetts; from 1992 to 1996 of Arlington Data Consultants, Inc., a company engaged in the installation and maintenance of computer systems and hardware; and from 1994 to 1996 of Computer Emporium, Inc., a company engaged in processing parking violations for municipalities. In June 1996, Arlington Data Corporation filed for bankruptcy under Chapter 11 of the U.S. Bankruptcy Code.

   Mark E. Nunnelly became director of the Company in June 2000 as a designee of Bain Capital, Inc. He joined Bain Capital as a General Partner in 1990 and has served as Managing Director since April 1993. Mr. Nunnelly also serves on the Board of Directors of Domino's, DoubleClick, Stream International, Modus Media International, Eschelon Telecom, and eCredit.com. Mr. Nunnelly received an M.B.A. from Harvard Business School and a B.A. from Centre College.

   Carl Redfield became a director of the Company in January 1999. Hehas been Senior Vice President, Manufacturing and Logistics of Cisco since February 1997. From September 1993 to February 1997 he was Vice President of Manufacturing. Mr. Redfield also is a director of VA Linux Systems Inc.
and iBasis Inc.

   Richard J. Santagati became a director of the Company in September
1991. He has been the President of Merrimack College in North Andover, Massachusetts since 1994. From March 1992 to February 1994, Mr. Santagati was the Chairman of the Board, Chief Executive Officer and President of Artel Communications Corp., a publicly held data communications firm located in Hudson, Massachusetts. Mr. Santagati also serves as a director of Celebrity Solutions, Inc., a software company.

   Ralph C. Sillari became a director of the Company in October 1997.
Since 1991, Mr. Sillari has been employed by Fleet National Bank where he is currently an Executive Vice President, Manager of Regional Banking.

   Scott M. Sperling became a director of the Company in May 2000 as a designee of Thomas H. Lee Company. He has been a Managing Director of
Thomas H. Lee Company since July 1994 and is also President of TH Lee,
Putnam Capital, Trustee of THL Equity Trust III and Managing Director of THL Equity Advisors IV, LLC. Mr. Sperling is currently a Director of Fisher Scientific International, Inc., GenTek, Inc., Safelite Glass Corp., LiveWire Systems LLC, Wyndham International, GoodHome.com and several private companies. He holds an MBA degree from Harvard University and a B.S. from Purdue University.

   Ralph S. Troupe became a director of the Company in May 1999. In October 1999, Mr. Troupe co-founded Callisma (formerly known as Rt.1 Solutions), a network services company focusing on all key aspects of complex network planning, design and implementation, and serves as its President and Chief Executive Officer. From January 1993 to October 1999, Mr. Troupe was employed by International Network Services, most recently as Vice President of North American Field Operations, East. Mr. Troupe holds a B.S. degree from Northeastern University and is a 1998 graduate of the Harvard Business School Advanced Management Program for International Senior Managers.

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The balance of the information required by Item 10 of Part III of this Annual Report, and Items 11 through 13 of Part III of this Annual Report are incorporated by reference to the corresponding items in our definitive proxy statement filed with the Securities and Exchange Commission on June 27, 2000.







                                    PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

(1)  Financial Statements:

Consolidated Balance Sheets as of March 31, 2000 and 1999
Consolidated Statements of Operations for the years ended March 31, 2000,
 1999 and 1998
Consolidated Statements of Stockholders' Equity (Deficit) for the years ended March 31, 2000, 1999 and 1998
Consolidated Statements of Cash Flows for the years ended March 31, 2000,
 1999 and 1998

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(3)  Exhibits:

The following Exhibits are either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit No.  Title
- -----------  -----
3.1       Restated Articles of Incorporation (11)
3.2       Certificate of Designation for Series B Convertible
          Preferred Stock (5)
3.3       Amended and Restated By-Laws (4)
4.1       Form of Common Stock Certificate (3)
10.1      1996 Stock Option Plan, as amended (1)
10.2      1993 Stock Option Plan (3)
10.3      Employee Stock Purchase Plan (2)
10.4      Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5      Sublease for premises at 360 Second Ave., Waltham, MA (3)
10.6      Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7      Lease for premises at 120 Broadway, New York, NY (3)
10.8 Agreement dated February 1, 1996 between NYNEX and CTC Communications Corp. (3)
10.9 Agreement dated May 1, 1997 between Pacific Bell and CTC Communications Corp. (3)
10.10 Agreement dated January 1, 1996 between SNET America, Inc. and CTC Communications Corp. (3)
10.11 Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC Communications Corp., as amended (3)
10.12 Agreement dated August 19, 1996 between Innovative Telecom Corp. and CTC Communications Corp. (3)
10.13     Agreement dated October 20, 1994 between Frontier Communications
10.14 Agreement dated January 21, 1997 between Intermedia Communications Inc. and CTC Communications Corp. (3)
10.16 Securities Purchase Agreement dated April 10, 1998 among CTC Communications Corp. and the Purchasers named therein (4)
10.17 Registration Rights Agreement dated April 10, 1998 among CTC Communications Corp. and the Holders named therein (4)
10.18     Form of Warrant dated April 10, 1998 (4)
10.19 Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P. and Fleet National Bank (6)
10.20     Agreement with Cisco Systems Capital Corp. dated as of October 14,
          1998 (7)
10.21     Warrant dated July 15, 1998 issued to Spectrum (8)
10.22     Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23     Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24     Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25     1998 Incentive Plan, as amended (1)
10.26 Loan Agreement dated as of March 15, 1999 by and between CTC Communications Corp, TD Dominion (Texas), Inc. and TD Securities
          (USA), Inc. (9)
10.27     Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc.
          (9)
10.28     1999 Equity Incentive Plan for Non-Employee Directors (1)
10.29     Series B Preferred Stock Purchase Agreement dated as of
          March 22, 2000. (5)
10.30     Series B Preferred Stock Registration Rights Agreement
          dated as of March 22, 2000. (5)
10.31     Amendment No. 1 to Loan and Security Agreement dated as of
          September 30, 1999 among CTC Communications Corp., Fleet
          National Bank and Goldman Sachs Credit Partners L.P. (12)
10.32**   Dark Fiber IRU Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.33**   Carrier Services Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.34     $225 Million Credit Agreement with TD Securities (USA) Inc. and the other parties to the agreement dated as of March 30, 2000 (++)
10.35     Lease for premises at 115-125 Bear Hill Rd., Waltham MA 02451(++)
23        Consent of Ernst & Young LLP (++)
27        Financial Data Schedule (++)
99        Risk Factors (++)
------------------
++  Filed herewith.
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-93735).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-
          44337).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year
          Ended March 31, 1997.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated May 15, 1998.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated April 19, 2000.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 2, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated November 6,
          1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 (File No. 333-77709).
(10) Incorporated by reference to an Appendix filed as part of the Registrant's Schedule 14A (Amendment No. 2) filed on June 4,
          1999.
(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 1, 1999.
(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

** PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT

(4)    Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended March 31, 2000:

   Date        Items Reported
   ----        --------------
     1.        January 26, 2000.  Announcement of commitment from Toronto
               Dominion Bank to underwrite the $225 million senior secured credit facility.

     2.        February 22, 2000.  Announcement of three-for-two stock split.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 26th DAY OF JUNE 2000.
                                    CTC Communications Group, Inc.

                                    By: /s/ Robert J. Fabbricatore
                                        ----------------------------------------
                                        Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                     TITLE                 DATE
         ---------                     -----                 ----
/s/ Robert J. Fabbricatore    Chairman of the Board      June 28, 2000
----------------------------  and Chief Executive
Robert J. Fabbricatore        Officer, Director

/s/ John D. Pittenger         Chief Financial Officer    June 28, 2000
----------------------------  and Chief Accounting
John D. Pittenger             Officer

/s/ Katherine D. Courage      Director                   June 23, 2000
----------------------------
Katherine D. Courage
----------------------------  Director
Henry Hermann
/s/ Kevin J. Maroni           Director                   June 23, 2000
----------------------------
Kevin J. Maroni
/s/ J. Richard Murphy         Director                   June 26, 2000
- ----------------------------
J. Richard Murphy
/s/ Mark E. Nunnelly          Director                   June 26, 2000
----------------------------
Mark E. Nunnelly
----------------------------  Director
Carl Redfield
/s/ Richard J. Santagati      Director                   June 26, 2000
----------------------------
Richard J. Santagati
/s/ Ralph C. Sillari          Director                   June 23, 2000
- ----------------------------
Ralph C. Sillari
/s/ Scott M. Sperling          Director                  June 26, 2000
----------------------------
Scott M. Sperling
/s/ Ralph S. Troupe           Director                   June 26, 2000
----------------------------
Ralph S. Troupe

                         CTC Communications Corp.

                       Index to Financial Statements

Audited Financial Statements
Report of Independent Auditors............................................  F-2
Consolidated Balance Sheets as of March 31, 2000 and 1999.................  F-3
Consolidated Statements of Operations for the years ended
 March 31, 2000, 1999 and 1998............................................  F-4
Consolidated Statements of Stockholders' Equity (Deficit) for
 the years ended March 31, 2000, 1999 and 1998............................  F-5
Consolidated Statements of Cash Flows for the years ended
 March 31, 2000, 1999 and 1998............................................  F-7
Notes to Consolidated Financial Statements................................  F-8

                      Report of Independent Auditors

Board of Directors

CTC Communications Group, Inc.

  We have audited the accompanying consolidated balance sheets of CTC Communications Group, Inc.,as of March 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

  We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Communications Group, Inc. at March 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                    /s/    Ernst & Young LLP

Boston, Massachusetts
May 18, 2000, except for Note 2,
as to which the date is June 26, 2000

                         CTC Communications Group, Inc.
                          Consolidated Balance Sheets

                                                             March 31,
                                                      -------------------------
                                                          2000         1999
                                                      ------------  ------------
ASSETS
Current assets:
  Cash and cash equivalents......................... $  20,093,156  $  2,254,258
  Accounts receivable, less allowance for doubtful
   accounts of $2,000,000 and $1,717,000 in 2000
   and 1999, respectively...........................    39,965,335    19,200,931
  Prepaid commissions...............................     2,040,482     2,500,000
  Prepaid expenses and other current assets.........     1,437,051     1,022,198
  Amounts due from officers and employees...........        98,500        55,572
  Income taxes receivable...........................             0     2,313,070
                                                      ------------   -----------
-
     Total current assets...........................    63,634,524    27,346,029

Property and equipment:
  Property and equipment............................   120,604,893    49,417,689
  Accumulated depreciation and amortization ........   (29,369,433)
(10,615,766)
                                                      ------------   -----------
-
                                                        91,235,460    38,801,923

Deferred financing costs, net of amortization.......     3,099,424     3,229,865
Other assets........................................     4,263,944       104,085
                                                      ------------  ------------
-
     Total assets...................................  $162,233,352  $ 69,481,902
                                                      ============
=============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
  Accounts payable and accrued expenses.............  $ 46,328,757  $27,439,488
  Accrued salaries and related taxes................     2,482,800    1,656,367
  Current portion of obligations under capital
   leases...........................................     8,413,414    3,230,077
  Current portion of notes payable to banks.........     1,749,342    1,705,141
                                                      ------------  ------------
     Total current liabilities......................    58,974,313   34,031,073

Obligations under capital leases, net of current
 portion............................................    15,031,108    8,004,366
Notes payable to banks, net of current portion......   103,928,207   51,918,492
Commitments and contingencies
Series A redeemable convertible preferred stock,
   par value $1.00 per share; authorized 1,000,000
   shares in 1999, 726,631 shares issued and
   outstanding at March 31, 1999....................             0   12,671,797

Stockholders' deficit:
  Preferred Stock, par value $1.00 per share;
   authorized 10,000,000 shares in 2000, no shares
   issued and outstanding at March 31, 2000.........             0            0
  Common Stock, par value $.01 per share; authorized
   100,000,000 shares, 25,773,578 and 10,352,513
   shares (15,528,769 shares after 3-for-2 stock
   split in March 2000) issued and outstanding at
   March 31, 2000 and 1999, respectively............       257,736      103,525
  Additional paid in capital........................    90,652,020    8,386,816
  Deferred compensation.............................      (106,410)    (212,410)
  Retained deficit..................................  (106,503,622) (45,390,732)
                                                      ------------  ------------
                                                       (15,700,276) (37,112,801)
  Amounts due from stockholders.....................             0      (31,025)
                                                      ------------  ------------
     Total stockholders' deficit   .................   (15,700,276) (37,143,826)
                                                      ------------  ------------
     Total liabilities and stockholders' deficit      $162,233,352  $69,481,902
                                                      ============  ============

       See accompanying notes.                 F-3

                         CTC Communications Group, Inc.
                     Consolidated Statements of Operations

                                                Year Ended March 31,
                                        --------------------------------------
                                            2000          1999         1998
                                        ------------  -----------  -----------
Revenues:
  Telecommunications revenue.......... $153,100,934  $ 70,963,692  $16,171,716
  Agency commission revenue...........            0             0   24,775,420
                                        ------------  -----------  -----------
Total revenues........................  153,100,934    70,963,692   40,947,136
Operating costs and expenses:
  Cost of telecommunications revenues
   (excluding depreciation and
    amortization).....................  119,585,548    61,865,904    14,038,565
  Selling, general and administrative
   expenses...........................   56,676,773    52,521,397    29,488,097
  Depreciation and amortization.......   18,753,667     3,778,083     1,417,866
                                        ------------  -----------   -----------
Total costs and expenses..............  195,015,988   118,165,384    44,944,528
                                        ------------  -----------   -----------
Loss from operations..................  (41,915,054)  (47,201,692)   (3,997,392)
Other income (expense):
  Interest income.....................      996,283       184,312       145,012
  Interest expense....................  (16,162,835)   (5,825,328)     (106,465)
  Other income........................        8,519        77,724       174,395
                                       -------------   -----------  -----------
Total other income (expense)..........  (15,158,033)   (5,563,292)      212,942
                                        ------------   -----------   ----------
Loss before income taxes and
  extraordinary item..................  (57,073,087)   (52,764,984)  (3,784,450)
Income tax benefit....................            0     (1,527,000)  (1,286,760)
                                       -------------  -----------   ------------
Loss before extraordinary item........  (57,073,087)  $(51,237,984)  (2,497,690)
Extraordinary item - early
 extinguishment of debt..............    (2,430,456)             0            0
                                       -------------  ------------- ------------
Net loss.............................  $(59,503,543)  $(51,237,984) $(2,497,690)
                                       ============   ============= ============
Loss per common share before
 extraordinary item
  Basic and diluted................... $      (2.89)  $     (3.45)  $     (0.17)
                                       =============  ============  ============
Net loss per common share:
  Basic and diluted................... $      (3.01)  $     (3.45)  $     (0.17)
                                       =============  ============  ============
Weighted average number of shares used
 in computing net loss per
 common share:
  Basic and diluted...................   20,320,626    15,196,052    14,829,000
                                        ============  ============  ============

      See accompanying notes.

                         CTC Communications Group, Inc.
          Consolidated Statements of Stockholders' Equity (Deficit)


                             Common Stock       Additional
Retained                 Amount
                         ---------------------   Paid-In      Deferred
Earnings    Treasury    Due From
                           Shares    Par Value   Capital    Compensation
(Deficit)     Stock    Stockholders    Total
                         ----------  ---------  ----------  ------------ -------
-----  --------  ------------ ------------
Balance at March 31,
 1997...................  9,629,407   $96,294   $4,758,454          --
$9,572,750        --   $(135,825)   $14,291,673
 Issuance of stock
  pursuant to employee
  stock purchase plan...      9,844        98       71,662          --
--        --          --         71,760
 Exercise of employee
  stock options.........    376,387     3,764      347,222          --
--        --          --        350,986
 Acquisition of treasury
  stock.................         --        --           --          --
--  (271,072)         --       (271,072)
 Retirement of treasury
  stock.................    (34,977)     (350)    (270,722)         --
--   271,072          --             --
 Deferred compensation..         --        --      339,088    (318,410)
--          --         20,678
 Net loss...............         --        --           --          --
(2,497,690)       --          --     (2,497,690)
                         ----------  --------   ----------   ---------   -------
-----  --------   ---------   ------------
Balance at March 31,
 1998...................  9,980,661    99,806    5,245,704    (318,410)
7,075,060     --       (135,825)    11,966,335
 Issuance of stock
  pursuant to employee
  stock purchase plan...     14,700       147       98,252          --
--        --          --         98,399
 Exercise of employee
  stock options.........    366,482     3,665      235,806          --
--        --     (31,025)       208,446
 Acquisitions of
  treasury stock........         --        --           --          --
--  (107,462)         --       (107,462)
 Retirement of treasury
  stock.................     (9,330)      (93)    (107,369)         --
--   107,462          --             --
 Deferred compensation..         --        --           --     106,000
--        --          --        106,000
 Receipt of amounts due
  from stockholders.....         --        --           --          --
--        --     135,825        135,825
 Issuance of common
  stock purchase
  warrants..............         --        --    2,914,423          --
--        --          --      2,914,423
 Preferred stock
  dividend..............         --        --           --          --
(1,079,364)       --          --     (1,079,364)
 Accretion of offering
  costs related to
  redeemable convertible
  preferred stock.......         --        --           --          --
(28,000)       --          --        (28,000)
 Accretion of warrants
  related to Series A
  Redeemable Convertible
  Preferred Stock.......         --        --           --          --
(120,444)       --          --       (120,444)
 Net loss...............         --        --           --          --
(51,237,984)       --          --    (51,237,984)
                         ----------  --------   ----------   ---------   -------
-----  --------   ---------   -------------



















                                                         F-5



Balance at March 31,
 1999................... 10,352,513   103,525    8,386,816    (212,410)
(45,390,732)       --     (31,025)   (37,143,826)
 Issuance of stock
  pursuant to employee
  stock purchase plan...     16,875       169      183,465          --
--        --          --        183,634
 Exercise of employee
  stock options.........  1,339,979    13,400    7,179,737          --
--        --          --      7,193,137
 Issuance of common
  stock.................  4,025,000    40,250   61,758,528          --
--        --          --     61,798,778
 Issuance of common
  stock due to stock
  split.................  7,740,882    77,408      (77,408)         --
--        --          --             --
 Noncash stock
  compensation..........     10,503       105    2,456,934          --
--        --          --      2,457,039
 Acquisition of treasury
  stock.................         --        --           --          --
--(3,494,121)         --     (3,494,121)
 Retirement of treasury
  stock.................    (88,834)     (888)  (3,493,233)         --
-- 3,494,121          --             --
 Deferred compensation..         --        --           --     106,000
--          --        106,000
Receipt of amounts due
  from stockholders.....         --        --           --          --
--        --      31,025         31,025
 Accretion of offering
  costs related to
  Series A convertible
  preferred stock.......         --        --           --          --
(112,000)       --          --       (112,000)
 Accretion of warrants
  related to Series A
  convertible preferred
  stock.................         --        --           --          --
(296,888)       --          --       (296,888)
 Preferred stock
  dividend..............         --        --           --          --
(1,200,459)       --          --     (1,200,459)
 Conversion of Series A
  convertible preferred
  stock to common stock   2,376,660    23,767   14,257,181          --
--        --          --     14,280,948
 Net loss...............         --        --           --          --
(59,503,543)       --          --    (59,503,543)
                         ----------  --------   ----------   ---------   -------
-----  --------   ---------   ------------
Balance at
 March 31, 2000......... 25,773,578  $257,736  $90,652,020   $(106,410)
$(106,503,622)      --           --   $(15,700,276)
                         ==========  ========  ===========   =========
============== ========   =========   =============


See accompanying notes.

                         CTC Communications Group, Inc.
                      Consolidated Statements of Cash Flows

                                                                      Year Ended
March 31,
                                                          ----------------------
---------------------
                                                               2000
1999          1998
                                                          -------------   ------
------  -------------
Operating Activities:
     Net loss                                              $(59,503,543)
$(51,237,984)  $(2,497,690)

     Adjustments to reconcile net loss to net
        cash used in operating activities:
          Extraordinary item-early extinguishment of debt     2,430,456
0             0
          Depreciation and amortization                      18,753,667
3,778,083     1,417,866
          Interest related to warrants and certain fees       2,754,556
1,103,960             0
          Provision for doubtful accounts                     1,528,564
4,988,698     1,421,000
          Deferred income taxes                                       0
1,597,000    (1,068,760)
          Stock-based compensation                            2,563,039
106,000        20,678
          Gain on sale of property and equipment                      0
0      (143,333)
     Changes in operating assets and liabilities:
          Accounts receivable                               (22,292,968)
(6,901,446)   (7,804,363)
          Prepaid commissions                                   459,518
(2,212,700)            0
          Prepaid expenses and other current assets            (414,853)
(517,762)     (382,937)
          Amounts due from officers and employees               (42,928)
29,182             0
          Income taxes receivable                             2,313,070
(122,731)   (2,152,579)
          Deferred financing costs and other assets          (5,247,944)
(3,831,046)        4,800
          Accounts payable and accrued expenses              18,889,269
19,067,013     3,240,446
          Accrued salaries and related taxes                    826,433
900,208             0
          Deferred revenue and other                                  0
0        (6,588)
                                                           -------------  ------
-------  -------------
     Net cash used by operating activities                  (36,983,664)
(33,253,525)   (7,951,460)

Investing Activity
     Additions to property and equipment                    (41,667,211)    (6,282,234)   (4,765,025)
     Deposits for property and equipment                     (2,053,900)             0             0
                                                            -------------  -------------  -------------
     Net cash used in investing activities                  (43,721,111)    (6,282,234)   (4,765,025)

Financing Activities
     Proceeds from the issuance of Series A Redeemable
        Convertible Preferred Stock, net of offering costs            0
11,861,321             0
     Proceeds from the issuance of common stock              65,681,228
230,408       151,674
     Amounts due from stockholders, net                          31,025
104,800             0
     Borrowings under notes payable                         185,165,892
51,461,924     8,327,071
     Repayment of notes payable                            (147,996,587)
(23,177,071)            0
     Repayment of capital lease obligations                  (4,337,885)
(859,295)            0
                                                           -------------  ------
-------  -------------
Net cash provided by financing activities                    98,543,673
39,622,087     8,478,745
                                                           -------------  ------
-------  -------------
Increase in cash and cash equivalents                        17,838,898
86,328    (4,237,740)
Cash and cash equivalents at beginning of year                2,254,258
2,167,930     6,405,670
                                                           -------------  ------
-------  -------------
Cash and cash equivalents at end of year                    $20,093,156    $
2,254,258    $2,167,930
                                                           =============
=============  =============
Supplemental disclosure of cash flow information:
     Cash paid for interest                                 $13,408,279    $
2,666,613       $57,886
     Cash paid (received) for income taxes                  $(2,463,571)
$(3,001,000)   $2,160,527
Noncash investing and financing activities:
     Receipt of common stock from exercise of
         stock options and warrants                         $ 3,494,121    $
107,462    $  271,072
     Network and related equipment acquired
         under capital leases                               $16,547,964
$10,747,665    $1,343,573
     Network and related equipment acquired
         under notes payable                                $12,972,029
$19,010,820    $        0
     Common stock purchase warrants issued in connection
        with notes payable and Series A Redeemable
        Convertible Preferred Stock                                  $0    $
2,914,423    $        0
     Conversion of Series A Convertible Preferred
        Stock to common stock                               $14,280,948    $
0    $        0

See accompanying notes.
F-7






                         CTC Communications Group, Inc.
                    Notes to Consolidated Financial Statements
                              March 31, 2000

1. Nature of Business

 The Company

   CTC Communications Group, Inc., through its wholly-owned operating subsidiary, CTC Communications Corp. (the "Company") is an integrated communications provider ("ICP"), which offers voice and data services predominantly to medium and larger-sized business customers in New England and New York State. Prior to becoming an ICP in January 1998, the Company had been a sales agent for Bell Atlantic Corp. ("Bell Atlantic") since
1984. The Company has also offered long distance and data services under its own brand name since 1994. In late 1998, the Company began deploying a packet-switched network in its existing markets. The Company operates in a single industry segment providing telecommunication service to medium to larger-sized business customers.

   As more fully disclosed in Note 14, on May 15, 2000, the Company completed a $200 million privately placed equity financing in the form of 8.25% Series B Convertible Preferred Stock.

   As the Company continues to deploy its network, further penetrates its existing region and expands into new markets throughout the Boston-
Washington, D.C. corridor, the Company may need significant additional capital. The Company believes that proceeds available from the preferred stock financing described above, the senior secured facility described in
Note 7, cash on hand and the amounts expected to be available under its bank and lease financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. During this period the Company may seek to raise additional capital through the issuance of debt or equity securities, the timing of which will depend on market conditions. The Company may also seek to raise additional capital through vendor financing, equipment lease financing or bank loans.

   There can be no assurance that additional financing will be available on terms acceptable to the Company when needed. The agreements governing its existing indebtedness limit its ability to obtain debt financing. If the Company is unable to obtain financing when needed, it may delay or abandon its development and expansion plans. That could have a material adverse effect on its business, results of operations and financial condition. The actual timing and amount of its capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of its expansion into new markets, the extent of competition and pricing of telecommunications services by others in its markets, the demand by customers for its services, technological change and potential acquisitions.





2. Summary of Significant Accounting Policies

 Cash and Cash Equivalents

   The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

 Property and Equipment

   Property and equipment are stated at cost less accumulated depreciation and amortization. The Company accounts for internal use software under the provisions of AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1").
Capitalization of costs commences when the preliminary project stage, as defined under SOP 98-1, is completed. Amortization on a straight-line basis, commences at the point that the software components have been subjected to all significant testing phases and are substantially complete and ready for their intended use. A significant portion of the network and related equipment costs is subject to the risk of rapid technological change. Accordingly, the Company's useful lives reflect this risk.
Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

     Furniture, fixture, and equipment......................... 3-5 years
     Network and related equipment............................. 3-5 years

   Leasehold improvements and assets under capital leases are amortized over the lesser of the lease term or the useful life of the property, usually 3-5 years.

 Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards ("SFAS")
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-
Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value. SFAS No. 121 had no effect on the Company's financial statements.

 Revenue Recognition

Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services.
Revenues related to usage are recognized as usage accrues while recurring monthly fees are recognized at the time all of the Company's significant performance obligations have been fulfilled and the related monthly service fee becomes nonrefundable.

As described below under "Recent Accounting Pronouncements; Adoption of SAB
101", the Company will change its method of accounting for recurring service fees to defer this revenue to the period in which the related service is available to the customer.
F-9

Agency revenue is recognized when all of the Company's performance obligations related to the placement of a customer's service order with a carrier have been fulfilled. If this revenue is based on usage, revenues are recognized as usage accrues.

 Deferred Financing Costs

   In connection with certain financing arrangements consummated during fiscal 2000 and 1999, the Company capitalized $3,099,424 and $3,835,846 of deferred financing costs, respectively. These costs represent professional and debt origination fees. The March 31, 2000 financing arrangement is being amortized over the life of the agreement. Due to the early extinguishment of the fiscal 1999 financing arrangements, the unamortized balance of the deferred financing costs and unamortized value of the warrants relating to these agreements was recognized as an extraordinary expense item in the fiscal year ended March 31, 2000. For the fiscal years ended March 31, 2000 and March 31, 1999, the Company recorded amortization, excluding the extraordinary expense item, of $1,743,958 and $605,981, respectively, related to deferred financing costs associated with the fiscal 1999 financing arrangements.

 Income Taxes

   The Company provides for income taxes under the liability method prescribed by SFAS No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are recognized for the future tax consequences of differences between the tax and financial accounting bases of assets and liabilities at each year end. Deferred income taxes are based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income (loss).
Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

 Income (Loss) Per Share

   The Company's income (loss) per share information is prepared in conformity with SFAS No. 128 "Earnings per Share" ("SFAS No. 128"). SFAS
No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is similar to the previously reported fully diluted earnings per share. All income (loss) per share amounts for all periods have been presented, and where appropriate, restated to conform to the SFAS No. 128 requirements.
All income (loss) per share information for all periods presented in the accompanying consolidated financial statements and related notes have been adjusted to reflect a three-for-two stock split effected March 17, 2000.





 Risks and Uncertainties

  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Concentration of credit risk with respect to accounts receivable in fiscal 2000 was minimized by the large number of customers across New England and New York State. The Company reduces its risk of loss through periodic review of customer creditworthiness and generally does not require collateral.


 Fair Value of Financial Instruments

   Under SFAS No. 107, "Disclosure About the Fair Value of Financial
Instruments," the Company is required to disclose the fair value of financial instruments. At March 31, 2000 and 1999, the Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable. The fair value of these financial instruments, excluding the notes payable, approximates their cost due to the short-term maturity of these financial instruments.
Of the $105,677,549 total notes payable, the carrying value of $100,000,000 approximates fair value due to the variable interest rates on the note. The carrying value of the remaining notes payable of $5,677,549 are not materially different than their estimated fair value.

  Significant Estimates and Assumptions

   The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates and assumptions made by management affect the Company's allowance for doubtful accounts and certain accrued expenses. Actual results could differ from those estimates.

 Accounting for Stock Options

   The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to the fair value of the shares at the date of the grant. The Company has elected to follow
Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to
Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options because the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation"
("SFAS No. 123"), requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.


   Stock options and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123.

 Leases

   Leases, in which the Company is the lessee and which transfer substantially all of the risks and benefits of ownership, are classified as capital leases. Accordingly, assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property or equipment at the beginning of the respective lease terms. Interest expense relating to the lease obligations is recorded to effect constant rates of interest over the terms of the lease. Leases which do not meet capital lease criteria are classified as operating leases and the related rentals are charged to expense as incurred.

 Segment Information

   Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS 131). SFAS
131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports.
SFAS 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS
131 did not affect results of operations, financial position, or the footnote disclosure, as the Company operates in a single industry segment.
The Company will continue to assess the impact of SFAS No. 131 and modify its reporting and disclosure requirements if necessary.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS
No. 133") was issued, as amended by SFAS No. 137, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The
Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133 will have on its financial condition or results of operations.

   In March 2000, the Financial Accounting Standards Board issued FASB
Interpretation No. 44, "Accounting for Certain Transactions involving Stock
Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.


Adoption of Staff Accounting Bulletin 101.

   The Company will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff
Accounting Bulletin 101 ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change either as of the quarter ending June 30, 2000 or as of the last quarter of fiscal 2001 which is the quarter ending March 31, 2001. If the Company adopts as of June 30, 2000, the Company's interim unaudited consolidated financial statements for the period ending June 30, 2000 will be prepared on the new basis of accounting.
If adoption is deferred until the last quarter, previously reported quarterly financial information for fiscal 2001 will be restated so that annual operating results for fiscal 2001 will be presented on the new basis. The Company is currently evaluating the alternatives and has not yet determined the date as of which SAB 101 will be adopted.

   There will be no impact to the Company's cash flow from operations as a result of this change. Also, it is believed that the adoption of this change in accounting for fiscal 2000 or prior periods would not have had a material effect on the Company's previously reported results of operations, financial position or cash flows for those periods.


3. Property and Equipment

   Property and equipment, at cost, and related accumulated depreciation and amortization balances are as follows:


                                                            March 31,
                                                     -----------------------
                                                        2000        1999
                                                     ----------- -----------
Furniture, fixtures and equipment................... $ 7,768,569 $ 4,358,950
Network and related equipment.......................  80,536,390  31,309,749
Leasehold improvements..............................   3,660,732   1,657,752
Assets under capital lease .........................  28,639,202  12,091,238
                                                     ----------- -----------
                                                     120,604,893  49,417,689
Less accumulated depreciation and amortization......  29,369,433  10,615,766
                                                     ----------- -----------
                                                     $91,235,460 $38,801,923
                                                     =========== ===========
Assets under capital lease principally consist of network and related equipment. Capitalized interest of $415,000 was recorded in the fiscal year ended March 31, 2000.



4. Bell Atlantic Litigation

   In December 1997, the Company terminated its agency contract and filed suit against Bell Atlantic in Federal District Court for breach of contract, including the failure of Bell Atlantic to pay approximately
$11,500,000 of agency commissions owed to the Company. The Company also asserted violations by Bell Atlantic of the antitrust laws and Telecommunications Act. On February 24, 1999 the Company settled the lawsuit. Under terms of the settlement, the Company received cash and other consideration. As a result of the settlement the Company wrote off approximately $1,500,000 of accounts receivable. In connection with the litigation, the Company incurred substantial costs, including legal costs, to recover the Bell Atlantic receivable. During fiscal 2000, 1999 and 1998, the Company incurred $79,000, $8,386,000 and $614,000, respectively, of legal and other costs associated with the litigation.

5. Related-Party Transactions

   The installation of certain telecommunications equipment is generally subcontracted to a company controlled by the Chairman of the Company. In addition, equipment is purchased from this company. Amounts paid to this company for hardware and services, based on fair market value, aggregated
$1,361,430, $499,257 and $232,775 during fiscal 2000, 1999 and 1998, respectively.

   The Company leases office space from trusts in which the Chairman is a beneficiary. Rent expense for these facilities aggregated $51,584, $125,904 and $132,656 in fiscal 2000, 1999 and 1998, respectively. One of those leases expired during fiscal 1999. The remaining lease expires during fiscal 2002.

   The Company subleases space to a company controlled by the Chairman of the Company. Terms of the sublease are identical to those included in the Company's lease. Sublease rental income totaled $108,326, $106,293 and $119,416 in fiscal 2000, 1999 and 1998, respectively.

  In May 2000, the Company entered into a 15 year lease for approximately
71,250 feet from a limited liability company in which two executive officers, including the Chairman, own a majority of membership interests, and in which four executive officers each own a minority membership interest. The annual base rental under the lease is $1,778,100.

6. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:


                                                            March 31,
                                                      ----------------------
                                                         2000        1999
                                                      ----------- ----------
   Trade accounts payable............................ $36,571,961 $17,788,702
   Accrued cost of telecommunications revenue........   3,129,577   5,475,143
   Sales tax payable.................................   6,337,569   3,829,809
   Other.............................................     289,650     345,834
                                                      ----------- -----------
                                                      $46,328,757 $27,439,488
                                                      =========== ===========


7. Financing Arrangements

   In September 1998, the Company entered into a revolving line of credit agreement (the "Revolving Line of Credit") with a consortium of lenders, providing for a three year senior secured credit facility of up to $75,000,000. Advances under the Revolving Line of Credit bear interest at the prime rate plus 1.75% per annum. The outstanding debt is secured by all the Company's assets excluding those acquired through purchase money financing. The Company paid a one-time up front fee of $2,531,250, representing 3.375% of the facility. This one-time up front fee was capitalized as a deferred financing cost and amortized as interest expense over the term of the Revolving Line of Credit. Warrants to purchase an aggregate of 1,461,618 shares of the Company's common stock at an exercise price of $4.50 per share were issued to the lenders in connection with the transaction. The fair value of the warrants of $1,909,848 was amortized and included in interest expense over the term of the Revolving Line of Credit.
Borrowings under the Revolving Line of Credit were repaid from the senior secured credit facility consummated in March 2000 described below.

   In October 1998, the Company entered into a three year vendor financing facility (the "Vendor Financing Facility"). Under the terms of the agreement, the Company agreed to a $25,000,000 volume purchase commitment from this vendor. Outstanding borrowings bear interest at 12.5% per annum.
Borrowings under the Vendor Financing Facility were repaid from the senior secured credit facility consummated in March 2000 described below.

   In March 1999, the Company entered into an unsecured credit facility (as amended on June 30, 1999, the "Credit Facility") with a bank. Under this Credit Facility, the Company may borrow $30,000,000. Warrants to purchase
103,824 shares of the Company's common stock at an exercise price of $7.875 were issued in connection with the Credit Facility. The fair value of the warrants of $329,468 to purchase 103,824 shares of common stock was capitalized and was amortized ratably over the term of the Credit Facility as interest expense. This facility has been repaid.

   In March 2000, the Company entered into a $225 million senior secured credit facility (the "Senior Facility") with a consortium of banks. This
Senior Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). Advances under the Revolver and Term A bear interest at prime rate plus 1.75-2.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.25% per annum. As required by the Senior Facility, Term B borrowings of $75 million were made at the closing date along with borrowings of $25 million under the Revolver. The proceeds were used to pay off the $25 million Vendor Financing Facility and the outstanding balance of the Revolving Line of Credit approximating $43 million. The
Company paid a one-time up front fee and other closing costs at the closing, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the Senior Facility.



The unamortized balance of deferred financing costs associated with the Revolving Line of Credit were recognized as an extraordinary item for the fiscal year ended March 31, 2000. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures. The Company will pay a commitment fee of .75-1.5% per annum, depending on the percentage of the total Senior Facility used. Under the terms of the Senior Facility, $25 million of Term A must be borrowed as of June 30, 2000 and on certain dates thereafter. At June 30, 2003, the Company will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007.

   Notes payable to banks, net of the unamortized discount of related warrants, consisted of the following:


                                                          March 31,
                                                   -------------------------
                                                      2000         1999
                                                   ------------  -----------
   Revolving Line of Credit....................... $          0  $34,288,388
   Senior Facility................................  100,000,000            0
   Vendor Financing Facility......................            0   15,425,998
   Notes payable for network and related equipment    5,677,549    3,909,247
                                                   -----------   -----------
                                                    105,677,549   53,623,633
   Less current portion...........................   (1,749,342)  (1,705,141)
                                                   -----------   -----------
                                                   $103,928,207  $51,918,492
                                                   ===========   ============

   Long-term debt matures as follows:
   Year ending March 31:
    2001...................................................  $1,749,342
    2002...................................................   1,488,477
    2003...................................................   1,534,389
    2004...................................................   1,655,341
    2005...................................................     750,000
    2006...................................................   3,250,000
    2007...................................................  15,750,000
    2008...................................................  79,500,000
                                                           ------------
                                                           $105,677,549
                                                           ============












8. Leases

   The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of March 31, 2000:


                                                          Sublease
                                               Operating   Rental
                                                 Leases    Income       Net
                                               ---------- ---------  -----------
   Year ending March 31:
    2001...................................... $5,481,543 $(153,420)  $5,328,123
    2002......................................  5,838,289  (154,420)   5,683,869
    2003......................................  5,439,956  (157,420)   5,282,536
    2004......................................  4,880,242  (160,620)   4,719,622
    2005......................................  3,948,552   (83,725)   3,864,827
    Thereafter................................ 24,150,175         0   24,150,175
                                              ----------- ---------  -----------
   Net future minimum lease payments..........$49,738,757 $(709,605) $49,029,152
                                              =========== =========  ===========

   Rental expense for operating leases aggregated $2,470,340, $1,779,608 and $1,121,916 in fiscal 2000, 1999 and 1998, respectively. Sublease rental income amounted to $108,326, $106,293 and $119,416 in fiscal 2000, 1999 and
1998, respectively.

   The Company leases certain assets, principally network and related equipment, under capital leases. At March 31, 2000, the Company has capitalized leased equipment totaling $28,639,202 with related accumulated amortization of $5,362,189. Obligations under capital leases mature as follows:


   Year ending March 31:
    2001......................................................  $9,704,656
    2002......................................................   9,135,853
    2003......................................................   5,753,238
    2004......................................................     876,611
    2005......................................................     362,241
    Thereafter................................................           0
                                                               -----------
                                                                25,832,599
   Less amount representing interest..........................  (2,388,077)
                                                               -----------
   Present value of minimum lease payments....................  23,444,522
   Less current portion of obligations under capital leases...  (8,413,414)
                                                               -----------
   Obligations under capital leases, net of current portion... $15,031,108
                                                               ===========








9. Telecommunications Agreements

   On January 15, 1996, the Company entered into a four-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. These provisions had no effect on the financial statements for the year ended March 31, 2000.

   On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at fixed prices by service during the term of the agreement. On May 6, 1998, the Company entered into an amendment to the agreement which extended the term of the agreement through October 2000. On March 31, 1999, the Company entered into an amendment which provides that the Company shall be liable for a minimum aggregate usage commitment of $50,000,000. Based upon existing and expected usage, these provisions had no effect on the financial statements for the year ended March 31, 2000.

   Prior to the execution of the agreements described above, and through March 31, 1999, the Company also had provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage and there are no other performance obligations.

   On January 8, 1999, the Company entered into agreements with two communications companies for the provision of transmission and co-location facilities for the Company's initial network build-out in New England and New York State. The agreements, which total $11,600,000 of expenditures by the Company over three years, provide for connectivity between the Company's 22 network hub sites and two fully redundant network operations centers.

   In fiscal years 1999 and 2000, the Company entered into agreements with a supplier of local services which allow for additional discounts and rebates if certain volume and access line requirements are met. The
Company met these requirements in fiscal year 2000 and expects to meet these requirements for the remainder of the agreements.

   On March 31, 2000, the Company entered into a 20 year agreement to purchase an exclusive, indefeasible right of use of optical dark fibers from a fiber optic engineering and construction company. The agreement also includes co-location facilities at points of presence and transmission site locations and ongoing fiber maintenance services provided by the supplier. The Company's total estimated commitment is approximately $115 million.






10. Stockholders' Equity (Deficit)

   In connection with the reorganization of the Company into a holding company structure in September 1999, each share of Common Stock, $.01 par value, and each share of Series A Convertible Preferred Stock, $1.00 par value, of CTC Communications Corp., was converted into one share of Common
Stock, $.01 par value, and one share of Series A Convertible Preferred
Stock, $1.00 par value, of CTC Communications Group, Inc. ("CTC Group").
CTC Group is authorized to issue up to 100 million shares of common stock, $.01 par value, and 10 million shares of preferred stock, $1.00 par value.
As a result of the reorganization, CTC Communications Corp. became a wholly-owned subsidiary of CTC Group.

   On March 17, 2000, the Company effected a three-for-two stock split for stockholders of record as of March 6, 2000. All common stock information presented in Note 10 herein has been adjusted to reflect the stock split.

   At March 31, 2000, 6,789,496 shares of common stock are reserved for future issuance upon exercise of outstanding stock options and common stock purchase warrants and conversion of outstanding preferred stock.

 Preferred Stock

   The dividends, liquidation preference, voting rights and other rights of each series of preferred stock, when issued, are to be designated by the Board of Directors prior to issuance.

   In April 1998, the Company completed a private placement of Series A
Redeemable Convertible Preferred Stock ("Series A") through the issuance of
666,666 shares of Series A with an initial liquidation amount per share of $18. Proceeds to the Company aggregated $12,000,000 for the Series A and warrants to purchase 200,000 shares of common stock at an exercise price of $6 per share. Of the $12,000,000 in proceeds, $417,332 had been ascribed to the warrants and $11,582,668 to the Series A. Each share of Series A accrued a cumulative dividend equal to an annual rate of 9% of the $18 per share initial liquidation amount, compounded every six months, which had the effect of increasing the Series A preference amount.

   On March 25, 2000, the Series A stockholders voluntarily converted their shares of preferred stock into 2,376,660 shares of common stock. The
2,376,660 shares represents the value of the initial investment plus the accrued dividends through the conversion date, adjusted for the 3-for-2 stock dividend effected on March 17, 2000.

   On July 13, 1998, the Company received a commitment letter from a Series
A stockholder to purchase at the Company's option, an additional $5,000,000 of preferred stock on the same terms and conditions as the Series A issued in April 1998. No shares of Series A were issued under this commitment letter which expired on June 30, 1999.

   At March 31, 2000, no shares of preferred stock were issued and outstanding.




 Common Stock Purchase Warrants

   As of March 31, 2000, the Company had outstanding warrants in connection with the issuance of the Series A and the financing arrangements disclosed in Note 7 to purchase an aggregate of 883,123 shares of common stock at exercise prices ranging from $4.50 to $7.87 with exercise periods extending through March 2009. The values of the warrants range from $1.96 to $4.76 and were determined using a Black-Scholes pricing methodology. Significant assumptions include an interest rate of 5.21%, an expected volatility of 50% and an expected life of the warrants of 2.5 to 3 years.

 Employee Stock Purchase Plan

   The Company has an employee stock purchase plan (the "ESPP") which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on two valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The
Company made no contributions to the ESPP during the fiscal years ended
March 31, 2000, 1999 and 1998. Indicated below is a summary of shares of common stock purchased by the ESPP.

Date			  Shares Purchased		Purchase Price
-------------     ------------------            ---------------
February 2000		10,533				$10.38
July 1999			14,779				$ 5.03
February 1999		11,945				$ 4.46
July 1998			10,105				$ 4.46
February 1998		 6,609				$ 5.53
July 1997			 8,157				$ 4.32


 Stock Option Plans

   Under the terms of its 1993 Incentive Stock Option Plan, 1996 Stock
Option Plan and 1998 Incentive Plan, (collectively, the "Plans"), the
Company may grant qualified and non-qualified incentive stock options for the purchase of common stock to all employees and, except for the 1993
Stock Option Plan, to members of the Board of Directors. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but for qualified incentive stock options will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Non-qualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

   In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

   Under the terms of the 1999 Equity Incentive Plan for Non-Employee
Directors, at each annual meeting at which a non-employee director is reelected or is continuing as a director, he or she will be granted a five-year, non-discretionary, option to purchase 15,000 shares of common stock, at an exercise price equal to 100% of the fair market value of the common stock on the day before the date of the grant. The options are exercisable on the grant date. In addition to the foregoing options, the administrator also has the authority to award options to eligible directors in amounts and on terms as it determines. These options are referred to as discretionary options. The exercise price of discretionary options will be set by the administrator and will become exercisable and expire as the administrator determines, but no options will expire later than 10 years from the date of grant. If a director dies, or otherwise ceases to be a director, all options, including those issued under the 1993, 1996, 1998 and 1999 Plans, not then exercisable will immediately terminate, unless the board of directors otherwise determines. Any exercisable options will remain exercisable for a period of one year following death or three months following other termination of the individual's status as a director, but in no event beyond the fifth anniversary of the date of grant in the case of formula options and beyond the tenth anniversary of the date of the grant in the case of discretionary options. Upon a merger or consolidation, which results in a 50% change in ownership, a transfer of all or substantially all of the Company's assets, or a dissolution or liquidation of the Company, all options, including the 1993, 1996, 1998 and 1999 plans, not then exercisable will become exercisable and all unexercised options will terminate upon the consummation of the transaction. However, in lieu of termination, the board of directors may cause the acquiring or surviving corporation to assume all options outstanding under the plan or provide replacement options for on substantially the same terms, with any necessary adjustments. In addition to the option grants, the plan allows each non-employee director to elect annually in advance to receive his or her fees in the form of deferred grants of common stock rather than cash.


Stock Based Compensation

   Pro forma information regarding net loss and net loss per common share is required by SFAS No. 123, and has been determined as if the Company had accounted for its employee stock options granted under the Plans and shares issued pursuant to the ESPP under the fair value method of SFAS No. 123.
The fair value for these options and shares issued pursuant to the ESPP was estimated at the dates of grant using a Black-Scholes option pricing model with the following weighted-average assumptions:


                                            Options               ESPP
                                       -------------------  -------------------
                                       2000    1999   1998   2000   1999   1998
                                       -----  -----  -----  -----  -----  -----
Expected life (years).................  3.69   3.09   2.96   0.50   0.50   0.50
Interest rate.........................  6.12%  4.82%  5.93%  6.08%  5.05%  5.43%
Volatility............................ 84.12% 83.69% 85.14% 82.73% 91.23% 64.67%
Dividend yield........................  0.00   0.00   0.00   0.00   0.00   0.00

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

   For purposes of pro forma disclosures, the expense related to estimated fair value of the options is recognized over the options' vesting period.
The Company's pro forma net loss and loss per common share, which has been adjusted to reflect the March 2000 three-for-two stock split, are as follows:


                                        2000           1999         1998
                                     ------------  ------------  -----------
Pro forma net loss.................  $(66,276,203) $(56,003,004) $(4,586,368)
Pro forma net loss per common share
 (Basic and Diluted)...............  $     (3.26)  $     (3.77) $    (0.31)

   The effects on fiscal 1998, 1999 and 2000 pro forma net loss and loss per common share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented only include the effects of option grants under the Company's plans.

   A summary of the Company's stock option activity, and related information for the years ended March 31, which has been adjusted to reflect the March 17, 2000 three-for-two stock split, follows:




                                 2000                1999                 1998
                          ------------------- -------------------- -------------
------
                                     Weighted             Weighted
Weighted
                                     Average              Average
Average
                                     Exercise             Exercise
Exercise
                           Options    Price    Options     Price    Options
Price
                          ---------  -------- ----------  -------- ---------  --
------
Outstanding at beginning
 of year................  5,423,714  $ 4.70    4,447,511   $3.67   2,929,668
$2.91
  Options granted.......  2,137,569   15.08    1,945,500    5.77   4,186,500
4.74
  Options terminated....   (411,950)   4.67     (419,574)   4.33  (2,104,076)
5.57
  Options exercised..... (1,242,960)   3.37     (549,723)   0.44    (564,581)
0.62
                          ---------           ----------           ---------
Outstanding at end of
 year...................  5,906,373   $8.91    5,423,714   $4.70   4,447,511
$3.67
                          =========           ==========           =========
Exercisable at end of
 year...................  1,630,865            1,442,666           1,047,375
Weighted-average fair
 value of options
 granted during the
 year...................  $    8.87           $     3.20           $    2.67

   The following table presents weighted-average price and life information about significant option groups outstanding at March 31, 2000:

                                       Options Outstanding
Options Exercisable
                     ------------------------------------------------------- ---
----------------
                                     Weighted Average
                                        Remaining        Weighted
Weighted
         Range             Number      Contractual       Average       Number
Average
    Exercise Prices      Outstanding   Life--Years    Exercise Price Exercisable
Exercise Price
 ---------------      ----------- ---------------- -------------- ----------- --
-----------------
$ 0.00-5.35.............  2,917,905        2.5            $ 4.57     1,028,864
$ 4.60
  5.35-10.70............  1,251,198        3.9              8.27       420,351
7.78
 10.70-16.05............  1,253,522        4.9             11.63       165,150
10.96
 16.05-21.40............    121,500        6.3             17.68         1,500
19.25
 21.40-26.75............     74,999        6.5             23.77             0
0
 26.75-32.10............     77,249        6.4             27.62             0
0
 32.10-37.45............     33,000        5.9             36.52             0
0
 37.45-42.80............    152,000        5.9             38.66        15,000
38.67
 42.80-48.15............     18,500        7.7             46.68             0
0
 48.15-53.50............      6,500        7.2             53.38             0
0
                          ---------                                  ---------
                          5,906,373                                  1,630,865
                          =========                                  =========



11. Benefit Plans

 Defined Contribution Plan (the "401(k) Plan")

   The Company maintains a defined contribution plan (the "401(k) Plan") which covers all employees who meet certain eligibility requirements and complies with Section 401(k) of the Internal Revenue Code ("IRC"). Participants may make contributions to the 401(k) Plan up to 15% of their compensation, as defined under the terms of the 401(k) Plan, up to the maximum established by the IRC.

   The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the 401(k) Plan were $486,434, $358,100 and $310,788 in fiscal 2000, 1999 and 1998, respectively.

12. Loss Per Share

   Loss per common share has been calculated as follows:

                                              2000         1999         1998
                                          ------------  -----------  -----------
Numerator:
  Loss before extraordinary item     ...  $(57,073,087) $(51,237,984)
$(2,497,690)
  Extraordinary item-early
    extinguishment of debt..............    (2,430,456)            0
0
  Net loss                                 (59,503,543)  (51,237,984)
(2,497,690)
  Less preferred stock dividends and
   accretion to redemption value of
   preferred stock......................    (1,609,351)   (1,227,808)     --
                                          ------------  -----------  -----------
-
  Equals: numerator for Basic and
   Diluted loss per common share........   (61,112,894)  (52,465,792)
(2,497,690)
Denominator:
  Denominator for Basic and Diluted loss
   per common share-weighted average
   shares...............................    20,320,626    15,196,052
14,829,000
                                          ------------  -----------  -----------
-
Basic and diluted loss per common share.  $      (3.01) $     (3.45)  $
(0.17)
                                          ============  ===========
===========
Basic and diluted loss per common share-
  extraordinary item....................  $      (0.12) $         0   $
0
                                          ============  ===========
===========
Basic and diluted loss per common share-
  before extraordinary item.............  $      (2.89) $     (3.45)  $
(0.17)
                                          ============  ===========
===========

13. Income Taxes

   The provision (benefit) for income taxes consisted of the following:


                                              2000         1999          1998
                                           -----------  -----------  -----------
Current:
  Federal.................................  $        0  $(3,124,000) $
(218,000)
  State...................................           0            0            0
                                           -----------  ------------  ----------
-
                                                     0   (3,124,000)
(218,000)
Deferred tax provision (benefit)..........                1,597,000
(1,068,760)
                                           -----------  ------------  ----------
-
                                            $        0  $(1,527,000)
$(1,286,760)
                                           ===========  ============
===========










   Significant components of the Company's deferred tax liabilities and assets as of March 31, are as follows:


                                                          2000         1999
                                                      ------------  ----------
Deferred tax assets:
  Bad debt allowance.................................$    810,000  $   695,000
  Accruals and allowances, other.....................     585,000       40,000
  Compensation ......................................     242,000            0
  Net operating loss carryforward....................  45,771,000   22,560,000
                                                      ------------  ----------
Total deferred tax asset.............................  47,408,000   23,295,000
Deferred tax liability:
  Other expenses.....................................     (44,000)     (46,000)
  Depreciation.......................................     (42,000)    (784,000)
                                                      ------------  ----------
Total deferred tax liability.........................     (86,000)    (830,000)
                                                      ------------  ----------
Net deferred tax asset before valuation allowance....  47,322,000   22,465,000
Valuation allowance.................................. (47,322,000) (22,465,000)
                                                      ------------  ----------
Net deferred tax asset............................... $         0  $         0
                                                      ============ ===========


   Management has provided a valuation allowance against deferred tax assets due to the uncertainty that the Company will realize these assets.
The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results.

   At March 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $112,000,000, which may be used to reduce future income tax liabilities, and expire through 2020. Changes in the Company's ownership will subject the net operating loss carryforwards to limitations pursuant to Sections 382 of the IRC.

   The income tax expense is different from that which would be obtained by applying the enacted statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:


                                               2000          1999         1998
                                            ------------  -----------  ---------
-
Tax (benefit) at U.S. statutory rate....   $(20,231,000)$(17,940,000)
$(1,286,760)
State income taxes, net of federal benefit   (3,867,000)  (3,616,000)
0
Valuation allowance and other...........     24,098,000   20,029,000
0
                                           ------------  ------------ ----------
--
                                           $          0  $(1,527,000)
$(1,286,760)
                                           ============  ============
============

14. Subsequent Events

   Subsequent to March 31, 2000, the Company completed a $200 million preferred stock financing with Bain Captial Inc., Thomas H. Lee Partners, L.P. and CSFB Private Equity. The investment is in the form of 8.25% Series B convertible preferred stock which converts to common stock at $50 per share. Bain Capital and Thomas H. Lee each invested $75 million and CSFB Private Equity has invested $50 million. The $200 million will be used to fund strategic marketing and technological initiatives of the Company's business plan.

15. Quarterly Information (Unaudited)

   A summary of operating results and net loss per share for the quarterly periods in the two years ended March 31, 2000 is set forth below:

                                                  Quarter Ended
                         -------------------------------------------------------
------------
                           June 30    September 30  December 31     March 31
Total
                         -----------  ------------  ------------  ------------
------------
Year ended March 31,
 2000
Total revenues.......... $31,046,851  $ 35,109,155  $ 40,369,021  $ 46,575,907
$153,100,934
Loss before extra-
 ordinary item.......... (15,118,813)  (12,293,504)  (14,216,531)  (15,444,239)
(57,073,087)
Net loss................ (15,118,813)  (12,293,504)  (14,216,531)  (17,874,695)
(59,503,543)
Loss per common share
 before extraordinary
 item...................        (.99)         (.61)         (.67)         (.69)
(2.89)
Net loss per share -
 Basic and diluted......        (.99)         (.61)         (.67)         (.80)
(3.01)
Year ended March 31,
 1999
Total revenues.......... $12,835,685  $ 14,516,189  $ 19,024,531  $ 24,587,287
$ 70,963,692
Net loss................  (8,029,000)  (10,732,624)  (11,480,025)  (20,996,335)
(51,237,984)
Net loss per share -
 Basic and diluted......        (.54)         (.73)         (.79)        (1.38)
(3.45)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

CTC COMMUNICATIONS GROUP, INC.

                           Col. A     Col. B     Col. C     Col. D        Col. E
                         ---------- ---------- ---------- ----------    --------
--
                                      Additions
                                         (1)         (2)
                         Balance at   Charged to  Charged to
Balance at
                         Beginning    Costs and     Other                    End
of
      Description        of Period     Expenses    Accounts  Deductions(a)
Period
      -----------        ----------   ----------  ---------- ------------- -----
-----
Year ended March 31,
 2000:
  Allowance for doubtful
   accounts............. $1,717,000   $1,528,564        0   $1,245,564
$2,000,000

Year ended March 31,
 1999:
  Allowance for doubtful
   accounts............. $  492,000   $4,988,698        0   $3,763,698
$1,717,000

Year ended March 31,
 1998:
  Allowance for doubtful
   accounts............. $  377,000   $1,421,000        0   $1,306,000    $
492,000

(a) Bad debts written off, net of collections.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.