Form 10-Q
period 2000-06-30
CTC COMMUNICATIONS GROUP INC
filed 2000-08-10
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 2000

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

As of August 9, 2000, 26,258,670 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of June 30 and March 31, 2000                  3

                        Condensed Consolidated Unaudited
                            Statements of Operations
                        Three Months Ended June 30, 2000 and 1999         4

                        Condensed Consolidated Unaudited
                            Statements of Cash Flows
                        Three Months Ended June 30, 2000 and 1999         5

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              6-8

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     9-14

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                     15

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                             16

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                  16


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

											 June 30,			  March 31,
		  2000	    2000
	-------------	-------------
Assets
Current assets:
Cash and cash equivalents	$158,898,510 	 $20,093,156
Accounts receivable, net	  44,335,608 	  39,965,335
Prepaid expenses and other current assets	   4,507,738 	   3,576,033
	-------------	-------------
     Total current assets	 207,741,856 	  63,634,524

Furniture, fixtures and equipment	 166,011,117 	 120,604,893
  Less accumulated depreciation and amortization	 (38,331,540)	 (29,369,433)
	-------------	-------------
     Total furniture, fixtures and equipment, net	 127,679,577 	  91,235,460

Deferred financing costs and other assets	  10,987,878 	   7,363,368
	-------------	-------------
Total assets	$346,409,311 	$162,233,352
	=============	=============
Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	 $35,057,979 	 $46,328,757
Accrued salaries and related taxes	   2,313,456 	   2,482,800
Current portion of obligations under
  capital leases	   9,866,608 	   8,413,414
Current portion of notes payable	   1,749,342 	   1,749,342
	-------------	-------------
     Total current liabilities	  48,987,385 	  58,974,313
Long-term debt:
Obligations under capital leases,
  net of current portion	  33,447,136 	  15,031,108
Notes payable, net of current portion	 104,134,701 	 103,928,207
	-------------	-------------
   Total long-term debt	 137,581,837	 118,959,315

Series B redeemable convertible preferred stock	 194,046,107 	           0

Stockholders' deficit:
Common stock	     261,638 	     257,736
Additional paid in capital	  92,224,615 	  90,652,020
Deferred compensation	     (79,910)	    (106,410)
Retained deficit	(126,612,361)	(106,503,622)
	---------------	-------------
  Total stockholders' deficit	 (34,206,018)	 (15,700,276)
	---------------	-------------
    Total liabilities and stockholders' deficit	$346,409,311	$162,233,352
	===============	=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		       Three Months Ended
		June 30,2000		June 30,1999
Telecommunications revenues		$52,469,087 		$31,046,851

Operating costs and expenses:
Cost of telecommunications revenues,
  excluding depreciation 		 40,101,657 		 26,089,184
Selling, general and
  administrative expenses		 17,711,341 		 14,242,124
Depreciation 		  8,962,107 		  2,103,500
	---------------		------------
Total operating costs and expenses		 66,775,105 		 42,434,808
	---------------		------------
Loss from operations		(14,306,018)		(11,387,957)

Other income (expense), net:
Interest income		  1,372,442 		        341
Interest expense		 (4,907,115)		 (3,770,715)
Other income		          0 		     39,518
	---------------		------------
Total other expense, net		 (3,534,673)		 (3,730,856)
	---------------		------------
Net loss		(17,840,691)		(15,118,813)
	===============		============
Net loss per common share:
  Basic and diluted		     $(0.77)		     $(0.99)
	===============		============
Weighted average number of common shares:
  Basic and diluted		 25,966,463 		 15,571,548
	===============		============




The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		Three Months Ended March 31,
	      2000	       1999
	-------------	------------
OPERATING ACTIVITIES:
Net loss		$(17,840,691)		$(15,118,813)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation  and amortization		   8,962,107 		   2,103,500
    Stock compensation expense		      26,500 		   2,479,619
    Interest related to warrants and certain fees		     118,116 		   1,265,464

Changes in working capital items:
    Accounts receivable		  (4,370,273)		  (6,313,346)
    Prepaid expenses and other current assets		    (931,705)		    (554,947)
    Deferred financing costs and other assets		  (3,730,267)		     (40,809)
    Accounts payable and accrued expenses		 (11,270,778)		   9,291,280
    Accrued salaries and related taxes		    (169,344)		     (31,068)
	---------------	---------------
      Net cash used by operating activities		 (29,206,335)		  (6,919,120)

INVESTING ACTIVITY:
    Additions to furniture, fixtures and equipment		 (23,029,807)		  (7,059,028)
	---------------	---------------
    Net cash used in investing activities		 (23,029,807)		  (7,059,028)

FINANCING ACTIVITIES:
    Proceeds from the issuance of Series B Redeemable
      Convertible Preferred Stock, net of offering costs		 191,778,059 		           0
    Proceeds from the issuance of common stock		   1,576,497 		     193,927
    Repayment of amount due from stockholders		           0 		      15,659
    Proceeds from notes payable		  25,000,000 		  26,890,026
    Repayment of notes payable		 (25,168,480)		 (12,766,197)
    Repayments under capital lease obligations		  (2,144,580)		  (1,481,506)
	---------------	---------------
Net cash provided by financing activities		 191,041,496 		  12,851,909
	---------------	---------------

Increase in cash and cash equivalents		 138,805,354 		  (1,126,239)
Cash and cash equivalents at beginning of year		  20,093,156 		   2,254,258
	---------------	---------------
Cash and cash equivalents at end of period		$158,898,510 		  $1,128,019
	==============	===============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Network, related equipment and building acquired
      under capital leases		 $22,013,802 		  $1,781,967
    Network and related equipment acquired under
      notes payable	      $362,615 		  $4,073,085

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the transition period ending December 31, 2000, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

Change in Fiscal Year
At the Annual Meeting of our Board of Directors held on July 27, 2000, our fiscal year end was changed from March 31 of each year to December 31 of each year. The transition period will be reported on Form 10-K for the period ending December 31, 2000.

NOTE 2:  COMMITMENTS AND CONTINGENCIES
We are a party to suits arising in the normal course of business which our management believes are not material individually or in the aggregate.

NOTE 3:  NET LOSS PER SHARE
The following tables set forth the computation of basic and diluted net loss per share:

                                             Three Months Ended
                                                   June 30,
                                              2000            1999
                                          ----------------------------
Numerator:
Net loss                                  $(17,840,691)  $(15,118,813)
Accretion to redemption value on
  redeemable preferred stock                (2,268,048)      (327,004)
Numerator for basic net loss
  per share and diluted net               ----------------------------
  loss per share                          $(20,108,739)  $(15,445,817)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         25,966,463     15,571,548

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net               ----------------------------
  loss per share-weighted-average shares    25,966,463     15,571,548
                                          ============================
Basic and diluted net loss per share            $(0.77)        $(0.99)
                                          ============================

NOTE 4: PREFERRED STOCK

In May 2000, the Company completed a $200 million preferred stock financing with Bain Capital Inc., Thomas H. Lee Partners, L.P. and CSFB Private Equity, consisting of of 8.25% Series B redeemable convertible preferred stock which converts into common stock at $50 per share. The preferred stockholders may require redemption of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed by May 2010. Bain Capital and Thomas H. Lee each invested $75 million and CSFB Private Equity has invested $50 million.

NOTE 5: RELATED PARTY TRANSACTION

In May 2000, the Company entered into a 15 year lease for approximately 71,250 feet from a limited liability company in which two executive officers, including the chairman, own a majority of membership interests, and in which four executive officers each own a minority membership interest. The annual base rental under the lease is $1,778,100, which is subject to annual cost of living adjustments.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

The Company, as described below, will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101 ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change either as of the quarter ended June 30, 2000 or as of the last quarter of the transition period ending December 31, 2000. The Company has elected to implement this change as of the last quarter of the transition period ending December 31, 2000 and previously reported quarterly financial information for the transition period will be restated so that annual operating results for the transition period ending December 31, 2000 will be presented on the new basis.

There will be no impact to the Company's cash flow from operations as a result of this change. Also, it is believed that the adoption of this change in accounting for fiscal 2000 or prior periods will not have a material effect on the Company's previously reported results of operations, financial position or cash flows for those periods.

Part I

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, or integrated communications provider, with 16 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 217 sales people supported by 163 network coordinators as of August 4, 2000. Our sales force is located close to our customers in 36 sales branches primarily in the Northeast and mid-Atlantic states.

	We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture, which allows the network to transmit multiple types of media, such as voice, data and video. The first phase of our network includes 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. In March 2000, we signed a $115 million agreement to purchase more than 8,300 route miles of dark fiber covering the Eastern half of the United States from Williams Communications to implement our fiber network program. The contract includes co-location space and ongoing network maintenance services on our nationwide fiber optic network. The fiber acquired will expand our current network presence along the Boston to Washington, D.C. corridor into 40 major markets extending from the central United States throughout the eastern United States. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network. In May 1999, we began the testing of our integrated communications network, or ICN, with some of our customers. In September
1999, we began providing commercial service on our network and by June 30, 2000, we were servicing over 1,000 customers on our ICN.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp.
(now Bell Atlantic), based on agency revenues. At the end of 1997, before leaving the Bell Atlantic agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of June 30, 2000, after only 30 months as an integrated communications provider, we were serving over 13,000 customers and had 361,752 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2000
AS COMPARED TO THE THREE MONTHS ENDED JUNE 30, 1999.

Total revenues for the quarter ended June 30, 2000 ("2000 Quarter") were $52,469,000, as compared to $31,047,000 for the quarter ended June 30, 1999 ("1999 Quarter"), or an increase of 69%. The 2000 Quarter revenues also represented an increase of 13% over the revenues of $46,576,000 for the quarter ended March 31, 2000. Revenues for local, Internet access and data services increased a combined 14% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the 2000 Quarter, we provisioned 47,136 net ALEs, bringing the total lines in service to 361,752. Net lines provisioned through the 2000 Quarter represented a 15% sequential increase over net lines provisioned through the quarter ended March 31, 2000. We experienced the strongest growth in data ALEs with an approximately 27% sequential increase from the quarter ended March 31, 2000, which brings data ALEs in service to 80,061, or 22% of total ALEs as of June 30, 2000.

Costs of telecommunications revenues, excluding depreciation, for the 2000 Quarter were $40,102,000, as compared to $26,089,000 for the 1999 Quarter. As a percentage of telecommunications revenues, cost of telecommunications revenues was 76% for the 2000 Quarter, as compared to 84% for the 1999 Quarter. The decrease in the percentage of the cost of the telecommunications revenues primarily reflects lower rates obtained from Bell Atlantic and improved network margins.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2000 Quarter, selling, general and administrative expenses (SG&A) increased 24% to $17,711,000 from $14,242,000 for the 1999 Quarter. This increase was due to the opening of additional branch sales offices and the associated increased number of sales and service employees hired in connection with the transition to the ICP platform. As of June 30, 2000, we employed 648 people including 221 account executives and 154 network coordinators in 36 branch locations throughout the Northeast and mid-Atlantic states.

Depreciation and amortization expense increased to $8,962,000 in the 2000 Quarter from $2,104,000 for the 1999 Quarter. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

Other expense, net decreased by 5% to $3,535,000 for the 2000 Quarter. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. This increase is offset by an increase in interest income from the proceeds of our preferred stock financing.

As a result of the above factors, the net loss amounted to $17,841,000 for the 2000 Quarter.

Liquidity and Capital Resources

Working capital at June 30, 2000 was $158.8 million compared to $4.7 million at March 31, 2000, an increase of $154.1 million. Cash balances at June 30, 2000 and March 31, 2000 totaled $158,899,000 and $20,093,000, respectively.

The increase in working capital resulted from the net proceeds realized from a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share. The preferred stockholders may require redemption of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed by May 2010. The net proceeds are being used to fund strategic marketing and technology initiatives of our accelerated business plan which include the purchase of dark fiber and optronics, branch sales office and ICN expansion and new ICN product and applications development.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD credit facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds were used to retire the $43 million balance of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD credit facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of June 30, 2000, $100 million of the TD credit facility was outstanding.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of June 30, 2000, the aggregate amount borrowed under these agreements was approximately $56.8 million.

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

We will continue to use the balance of the proceeds realized from the TD credit facility and Series B redeemable convertible preferred stock financing for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Northeast and Mid-Atlantic states. Until utilized, the net proceeds from the TD credit facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities.

We believe that proceeds available from the Series B redeemable convertible preferred stock financing and the TD credit facility, cash on hand and the amounts expected to be available under our bank and lease financing arrangements will be sufficient to fund our planned capital expenditures, working capital and operating losses for at least the next 12 months. We intend to initiate the expansion of our network coverage southward to include Washington D.C., and implement our branch office expansion to cover the same geography. We cannot assure you that if we require funds in addition to the funds made available through the TD credit facility and the preferred stock financing, such financing will be available, or if available, on terms acceptable to us when needed. If we are unable to obtain such financing when needed, we may postpone or abandon our development and expansion plans which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

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

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

   The Company, as described below, will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101 ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change either as of the quarter ended June 30, 2000 or as of the last quarter of the transition period ending December 31, 2000. The Company has elected to implement this change as of the last quarter of the transition period ending December 31, 2000 and previously reported quarterly financial information for the transition period will be restated so that annual operating results for the transition period ending December 31, 2000 will be presented on the new basis.

There will be no impact to the Company's cash flow from operations as a result of this change. Also, it is believed that the adoption of this change in accounting for fiscal 2000 or prior periods will not have a material effect on the Company's previously reported results of operations, financial position or cash flows for those periods.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. We have not entered into any interest rate swap agreements, or other instruments to minimize our exposure to interest rate increases but will investigate such options should changes in market conditions occur. We have not had any derivative instruments in the past, however, our senior secured credit facility requires us to use derivative instruments in the future to reduce our interest rate exposure as described above.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2000, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $275,000 in the quarter ended June 30, 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $275,000 for the same period.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at June 30, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2000, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $412,500 in the quarter ended June 30, 2000. A 10% decrease in dividend rates would result in reduced dividends of approximately $412,500 for the same period.

Part II
Item 2.  Changes in Securities

In May 2000, the Company issued a total of 200,000 shares of Series B redeemable convertible preferred stock upon completion of a $200 million preferred stock financing, completed a $200 million preferred stock financing, consisting of 8.25% Series B redeemable convertible preferred stock which converts into common stock at $50 per share. The preferred stockholders may require redemption of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed by May 2010. The securities were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

27     Financial Data Schedule
99.1   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended June 30, 2000:

	Date		Items Reported
    -------        ----------------------------------------------------------

1.   April 19, 2000		Announcement that we have entered into an
				agreement for preferred stock financing.

2.   May 17, 2000		Announcement of the closing of the Series B
Preferred Stock financing.

3.   May 23, 2000		Announcement of our fiber build out plan.

4.   May 31, 2000		Announcement that Mark E. Nunnelly and Scott M.
			Sperling have joined our Board of Directors.

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS GROUP, INC.


Date:  August 10, 2000            /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  August 10, 2000              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer