Form 10-Q
period 2000-09-30
CTC COMMUNICATIONS GROUP INC
filed 2000-11-14
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 2000

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

Former fiscal year: March 31, 2001
(Former name, former address and former fiscal year, if changed since last report)

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

As of November 14, 2000, 26,577,387 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of September 30 and March 31, 2000             3

                        Condensed Consolidated Unaudited
                            Statements of Operations
                        Three Months Ended September 30, 2000 and 1999    4

                        Condensed Consolidated Unaudited
                            Statements of Operations
                        Six Months Ended September 30, 2000 and 1999      5

                        Condensed Consolidated Unaudited
                            Statements of Cash Flows
                        Six Months Ended September 30, 2000 and 1999      6

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              7-9

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     10-15

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                     15-16

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           Inapplicable

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                          17

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                  17


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

										 September 30,			  March 31,
		  2000	    2000
	-------------	-------------
Assets
Current assets:
Cash and cash equivalents	$120,872,166 	 $20,093,156
Accounts receivable, net	  49,197,397 	  39,965,335
Prepaid expenses and other current assets	   3,767,597 	   3,576,033
	-------------	-------------
     Total current assets	 173,837,160 	  63,634,524

Property and equipment	 214,238,602	 120,604,893
  Less accumulated depreciation and amortization	 (49,937,442)	 (29,369,433)
	-------------	-------------
     Total property and equipment, net	 164,301,160 	  91,235,460

Deferred financing costs and other assets	  15,930,236 	   7,363,368
	-------------	-------------
        Total assets	$354,068,556 	$162,233,352
	=============	=============
Liabilities and stockholders' deficit

Current liabilities:
Accounts payable and accrued expenses	 $43,462,079 	 $46,328,757
Accrued salaries and related taxes	   3,158,146 	   2,482,800
Current portion of obligations under
  capital leases	  15,111,626 	   8,413,414
Current portion of notes payable	   1,749,342 	   1,749,342
	-------------	-------------
     Total current liabilities	  63,481,193 	  58,974,313
Long-term debt:
Obligations under capital leases,
  net of current portion	  47,877,806 	  15,031,108
Notes payable, net of current portion	 103,584,924 	 103,928,207
	-------------	-------------
   Total long-term debt	 151,462,730	 118,959,315

Series B redeemable convertible preferred stock	 198,539,851 	           0

Stockholders' deficit:
Common stock	     263,308 	     257,736
Additional paid in capital	  93,051,980 	  90,652,020
Deferred compensation	     (53,410)	    (106,410)
Retained deficit	(152,677,096)	(106,503,622)
	---------------	-------------
  Total stockholders' deficit	 (59,415,218)	 (15,700,276)
	---------------	-------------
    Total liabilities and stockholders' deficit	$354,068,556	$162,233,352
	===============	=============

The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		  Three Months Ended September 30,
		     2000	       1999
Telecommunications revenues		$58,508,354 		$35,109,155

Operating costs and expenses:
Cost of telecommunications revenues,
  excluding depreciation 		 45,421,733 		 27,398,259
Selling, general and
  administrative expenses		 20,536,134 		 12,676,315
Depreciation 		 11,975,575 		  3,652,809
	---------------		------------
Total operating costs and expenses		 77,933,442 		 43,727,383
	---------------		------------
Loss from operations		(19,425,088)		 (8,618,228)

Other income (expense), net:
Interest income		  2,146,554 		    473,780
Interest expense		 (4,246,670)		 (4,221,052)
Other income		          0 		     71,996
	---------------		------------
Total other expense, net		 (2,100,116)		 (3,675,276)
	---------------		------------
Net loss	  $(21,525,204)      $(12,293,504)
	===============		============
Net loss per common share:
  Basic and diluted		     $(0.99)		     $(0.61)
	===============		============
Weighted average number of common shares:
  Basic and diluted		 26,267,495 		 20,634,800
	===============		============




The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		 Six Months Ended September 30,
	       2000	       1999
Telecommunications revenues	  $110,977,441		 $66,156,006

Operating costs and expenses:
Cost of telecommunications revenues,
  excluding depreciation 		 85,523,390 		  53,487,443
Selling, general and
  administrative expenses		 38,247,475 		  26,918,439
Depreciation 		 20,937,682 		   5,756,309
	---------------		-------------
Total operating costs and expenses		144,708,547 		  86,162,191
	---------------		-------------
Loss from operations		(33,731,106)		 (20,006,185)

Other income (expense), net:
Interest income		  3,518,996 		     474,121
Interest expense		 (9,153,785)		  (7,991,767)
Other income		          0 		     111,514
	---------------		-------------
Total other expense, net		 (5,634,789)		  (7,406,132)
	---------------		-------------
Net loss	  $(39,365,895)		$(27,412,317)
	===============		=============
Net loss per common share:
  Basic and diluted		     $(1.77)		      $(1.56)
	===============		=============
Weighted average number of common shares:
  Basic and diluted		 26,118,831 		  18,061,875
	===============		=============




The accompanying notes are an integral part of these financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

		Six Months Ended September 30,
	      2000	       1999
	----------------   ---------------
OPERATING ACTIVITIES:
Net loss		$(39,365,895)		$(27,412,317)
Adjustments to reconcile net loss to net cash used by
  operating activities:
    Depreciation  and amortization		  20,937,682 		   5,756,309
    Stock compensation expense		      53,000 		   2,506,119
    Interest related to warrants and certain fees		     464,249 		   2,075,913

Changes in working capital items:
    Accounts receivable		  (9,232,062)		 (10,662,878)
    Prepaid expenses and other current assets		    (191,564)		  (1,567,589)
    Other assets		  (5,489,223)		      (5,400)
    Accounts payable and accrued expenses		  (2,866,679)		   8,543,081
    Accrued salaries and related taxes		     675,346 		       1,285
	---------------	---------------
      Net cash used by operating activities		 (35,015,146)		 (20,765,477)

INVESTING ACTIVITY:
    Additions to property and equipment		 (49,044,678)		 (11,745,132)
	---------------	---------------
      Net cash used in investing activities		 (49,044,678)		 (11,745,132)

FINANCING ACTIVITIES:
    Proceeds from the issuance of Series B Redeemable
      Convertible Preferred Stock, net of offering costs		 191,732,272 		           0
    Proceeds from the issuance of common stock		   2,405,533 		  62,096,789
    Repayment of amount due from stockholders		           0 		      19,045
    Proceeds from notes payable		  25,000,000 		  42,098,357
    Repayment of notes payable		 (25,730,618)		 (26,839,164)
    Deferred financing costs	    (3,517,174)		     (42,559)
    Repayments under capital lease obligations		  (5,051,179)		  (2,504,179)
	---------------	---------------
      Net cash provided by financing activities		 184,838,834 		  74,828,289
	---------------	---------------

Increase in cash and cash equivalents		 100,779,010 		  42,317,680
Cash and cash equivalents at beginning of year		  20,093,156 		   2,254,258
	---------------	---------------
Cash and cash equivalents at end of period		$120,872,166 		 $44,571,938
	==============	===============

NONCASH INVESTING AND FINANCING ACTIVITIES:
    Network, related equipment and building acquired
      under capital leases		 $44,596,089 		  $3,155,402
    Network and related equipment acquired under
      notes payable	      $362,615 		  $7,215,611

The accompanying notes are an integral part of these financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION
The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the transition period ending December 31, 2000, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K for the fiscal year ended March 31, 2000.

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

NOTE 3:  NET LOSS PER SHARE
The following tables set forth the computation of basic and diluted net loss per share:

                                             Three Months Ended
                                                 September 30,
                                              2000            1999
                                          ----------------------------
Numerator:
Net loss                                  $(21,525,204)  $(12,293,504)
Accretion to redemption value on
  redeemable preferred stock                (4,539,531)      (362,380)
Numerator for basic net loss
  per share and diluted net               ----------------------------
  loss per share                          $(26,064,735)  $(12,655,884)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         26,267,495     20,634,800

Effect of dilutive securities:
Employee stock options                               0              0

Denominator for diluted net               ----------------------------
  loss per share-weighted-average shares    26,267,495     20,634,800
                                          ============================
Basic and diluted net loss per share            $(0.99)        $(0.61)
                                          ============================

                                               Six Months Ended
                                                 September 30,
                                              2000            1999
Numerator:                                ----------------------------
Net loss                                  $(39,365,895)  $(27,412,317)
Accretion to redemption value on
  redeemable preferred stock                (6,807,579)      (689,384)
Numerator for basic net loss
  per share and diluted net               ----------------------------
  loss per share                          $(46,173,474)  $(28,101,701)
                                          ============================
Denominator:
Denominator for basic net loss
  per share-weighted average shares         26,118,831     18,061,875
Effect of dilutive securities:
Employee stock options                               0              0
Denominator for diluted net               ----------------------------
  loss per share-weighted-average shares    26,118,831     18,061,875
                                          ============================
Basic and diluted net loss per share            $(1.77)        $(1.56)
                                          ============================

NOTE 4: PREFERRED STOCK

In May 2000, the Company completed a $200 million preferred stock financing with Bain Capital Inc., Thomas H. Lee Partners, L.P. and CSFB Private Equity, consisting of 8.25% Series B redeemable convertible preferred stock which converts into common stock at $50 per share. The preferred stockholders may require redemption of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed by May 2010. Bain Capital and Thomas H. Lee each invested $75 million and CSFB Private Equity has invested $50 million.

NOTE 5: RELATED PARTY TRANSACTION

In May 2000, the Company entered into a 15 year lease for approximately 71,250 square feet from a limited liability company in which two of the Company's executive officers, including the chairman, own a majority of membership interests, and in which four executive officers of the Company each own a minority membership interest. The annual base rental under the lease is $1,778,100, which is subject to annual cost of living adjustments. The lease obligation has been capitalized in the accompanying condensed consolidated unaudited financial statements.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued SFAS No.
133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended") was issued, as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133, as amended, will have on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option agreement in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

The Company, as described below, will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change as of the last quarter of the transition period ending December 31, 2000. The previously reported quarterly financial information for the transition period will be restated so that annual operating results for the transition period ending December 31, 2000 will be presented on the new basis.

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

OVERVIEW
	We are a rapidly growing single-source provider of voice, data and Internet communications services, or integrated communications provider, with 16 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 253 sales people supported by 182 network coordinators as of
September 30, 2000.  Our sales force is located close to our customers in 38 sales branches primarily in the Northeast and Mid-Atlantic states.

	We are currently deploying our own state-of-the-art network facilities to carry telecommunications traffic. Our network uses packet-switching, a technology which transmits data in discrete packages. It also uses internet protocol, which is a method that allows computers with different architectures and operating systems to communicate over the internet, and asynchronous transfer mode, or ATM, architecture. These network technologies allow the network to transmit multiple types of media, such as voice, data, Internet and video. The first phase of our network included 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We have interconnected our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network.
In March 2000, we signed a $115 million agreement to purchase more than 8,300 route miles of dark fiber covering the eastern half of the United States from Williams Communications to implement our fiber network program. The contract includes co-location space and ongoing network maintenance services. The fiber acquired will expand our current network presence along the Boston to Washington, D.C. corridor into 40 major markets extending from the central
United States throughout the eastern United States. In August 2000, we signed a $3.3 million agreement to purchase 325 route miles of dark fiber in northern New England. The contract includes co-location space and ongoing network maintenance services. Cisco has reviewed and approved our network design and has designated our network as a Cisco Powered Network(tm). In May 1999, we began the testing of our integrated communications network, or service marked as PowerPath(sm) Network, with some of our customers. In September 1999, we began providing commercial service on our PowerPath(sm) Network and by September 30, 2000, we were servicing over 1,300 customers on our PowerPath(sm) Network.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp.
(now Verizon), based on agency revenues. At the end of 1997, before leaving the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of September 30, 2000, after only 33 months as an integrated communications provider, we were servicing 407,052 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers, while equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

Future Service Offerings.   As we continue deploying the network, we may
offer the following additional services: hosting of web-sites, electronic commerce over the internet, data security and storage services, systems integration, managed services, consulting and network monitoring services, customized private networks, virtual private networks and other data, and voice and sophisticated network products.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED SEPTEMBER 30, 2000 AS COMPARED TO THE THREE AND SIX MONTHS ENDED SEPTEMBER 30, 1999.

Total revenues for the quarter ended September 30, 2000 ("2000 Quarter") were $58,508,000, as compared to $35,109,000 for the quarter ended September 30, 1999 ("1999 Quarter"), or an increase of 67%. Total revenues for the six months ended September 30, 2000 ("2000 Six Months") were $110,977,000, as compared to $66,156,000 for the six months ended September 30, 1999 ("1999 Six Months"). The 2000 Quarter revenues also represented an increase of 12% over the revenues of $52,469,000 for the quarter ended June 30, 2000. Revenues for local, Internet access and data services increased a combined 13% on a sequential quarter basis due primarily to the addition of new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the 2000 Quarter, we provisioned 45,300 net ALEs, bringing the total lines in service to 407,052. Net lines provisioned through the 2000 Quarter represented a 13% sequential increase over net lines provisioned through the quarter ended June 30, 2000. Data ALEs represent 22% of total ALEs as of September 30, 2000.

Costs of telecommunications revenues, excluding depreciation, for the 2000 Quarter were $45,422,000, as compared to $27,398,000 for the 1999 Quarter; and were $85,523,000 for the 2000 Six Months, as compared to $53,487,000 for the 1999 Six Months. As a percentage of telecommunications revenues, cost of telecommunications revenues was 77% for the 2000 Quarter, as compared to 76% for the quarter ended June 30,2000. The increase in the percentage of the cost of the telecommunications revenues primarily reflects lower rates on toll revenue due to rate decreases and the effect of the Verizon strike on our network installations.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2000 Quarter, selling, general and administrative expenses (SG&A) increased 62% to $20,536,000 from $12,676,000 for the 1999 Quarter; and for the 2000 Six Months, increased 42% to $38,247,000 from $26,918,000 for the 1999 Six Months. This increase was due to the opening of additional branch sales offices and the associated increased number of sales, service and engineering employees hired in connection with the transition to the ICP platform. As of September 30, 2000, we employed 757 people including 253 account executives and 182 network coordinators in branch locations throughout the Northeast and Mid-Atlantic states.

Depreciation and amortization expense increased to $11,976,000 in the 2000 Quarter from $3,653,000 for the 1999 Quarter; and for the 2000 Six Months, increased to $20,938,000 from $5,756,000 for the 1999 Six Months. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

Other expense, net decreased by 43% to $2,100,000 and decreased by 24% to $5,635,000 for the 2000 Quarter and 2000 Six Months, respectively, from the same periods in 1999. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. This increase is offset by an increase in interest income from the proceeds of our preferred stock financing.

As a result of the above factors, the net losses amounted to $21,525,000 for the 2000 Quarter and $39,366,000 for the 2000 Six Months.

Liquidity and Capital Resources
Working capital at September 30, 2000 was $110.4 million compared to $4.7 million at March 31, 2000, an increase of $105.7 million. Cash balances at September 30, 2000 and March 31, 2000 totaled $120,872,000 and $20,093,000, respectively.

The increase in working capital resulted from the net proceeds realized from a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share. The preferred stockholders may require redemption of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed by May 2010. The net proceeds are being used to fund strategic marketing and technology initiatives of our accelerated business plan which include the purchase of dark fiber and optronics, branch sales office and PowerPath(sm) Network expansion and new PowerPath(sm) Network product and applications development.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD credit facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds were used to retire the $43 million balance of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD credit facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of September 30, 2000, we entered into an amendment to the TD credit facility to modify certain provisions of the agreement and we are in compliance with all of the financial convenants. As of September 30, 2000, $100 million of the TD credit facility was outstanding.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of September 30, 2000, the aggregate amount borrowed under these agreements was approximately $68.2 million.

In July 1999, we completed a public offering (including the exercise of the underwriters' overallotment option) of 6,037,500 shares of common stock at $11.50 per share, adjusted for the March 2000 three-for-two stock split with net proceeds of approximately $62.1 million. The proceeds were used for general corporate purposes and continued deployment of the PowerPath(sm) Network and expansion into new markets throughout the Northeast and Mid-Atlantic states.

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

Year 2000 Compliance

Our information technology systems and non-information systems were year 2000 compliant prior to the end of 1999. We did not incur any year 2000 problems in our systems that required any corrective actions and did not experience any interruptions in service as a result of the year 2000 compliance status of any of our vendors. Our systems and applications are effectively processing information in order to support ongoing operations in the year 2000 and beyond.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended") was issued, as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is presently analyzing the impact, if any, that the adoption of SFAS No. 133, as amended, will have on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option agreement in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation is not expected to have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

   The Company, as described below, will revise its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees will be reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, Accounting Changes. The cumulative effect of this change will increase the Company's loss by approximately $1.8 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $9.3 million. SAB 101 as amended, allows the Company to implement this change as of the last quarter of the transition period ending December 31, 2000. The previously reported quarterly financial information for the transition period will be restated so that annual operating results for the transition period ending December 31, 2000 will be presented on the new basis.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

	Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under the TD credit facility. The TD credit facility interest payments are determined by the outstanding indebtedness and the LIBOR rate at the beginning of the period in which interest is computed. As required under the TD credit facility, we utilize interest rate swap and collar agreements to hedge variable rate interest risk on 50% of the TD credit facility. All of our derivative financial instrument transactions are entered into for non-trading purposes.

	Notional amount outstanding at September 30, 2000, for the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our TD credit facility borrowings between 12.25% and 9.67%.

	Notional amount outstanding at September 30, 2000, for interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD credit facility borrowings at 10.75%.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at September 30, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at September 30, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at September 30, 2000, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $259,000 in the quarter ended September 30, 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $259,000 for the same period.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at September 30, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at September 30, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at September 30, 2000, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $412,500 in the quarter ended September 30, 2000. A 10% decrease in dividend rates would result in reduced dividends of approximately $412,500 for the same period.

Part II
Item 4 - Submission of Matters to a Vote of Security Holders
(a) The 2000 Annual Meeting of Stockholders of the Company was held on July 27, 2000.
(b)     Not applicable.
(c)     Each nominee for Class III director received the following votes:

Name                          Votes For               Abstentions
-----------------------------------------------------------------
Robert J. Fabbricatore        24,148,950               301,470
Ralph S. Troupe               24,161,571               288,849
Scott M. Sperling             24,164,346               286,074
Katherine Dietze Courage      24,164,346               286,074
The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   Non Voted
---------------------------------------------------------------------------------
To approve the 2000
  Flexible Stock Plan          14,321,274     3,635,017      42,213      6,451,916
To approve the retention
  of Ernst & Young LLP as
  independent accountants      24,442,476         3,372       4,572           -

(d)     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K
(a) The following exhibits are included herein:
    27     Financial Data Schedule
    99.1   Risk Factors

(b) Reports on Form 8-K
	We filed the following reports on Form 8-K during the quarter ended
September 30, 2000.
	Date		Items Reported
    -------        ----------------------------------------------------------
1.   July 12, 2000		Announcement that we have selected Telcordia Technologies
to provide core components of Class 5 Local Dial Tone
Services on our Integrated Communications Network and
that we expect to have customers using Class 5 local
services on our network in the first calendar quarter
of 2001.

2.   July 18, 2000		Announcement that we have expanded our Integrated
Communications Network into the Philadelphia PA and
Baltimore MD markets.

3.   July 31, 2000		Announcement of the change in our fiscal year to
			December 31 of each year from March 31 of each year.

4.   August 3, 2000		Announcement that the Telecordia Softswitch is providing
VoIP Voice Services Between 11 CTC Branch Sales Offices

5.   August 29, 2000	Announcement that Verizon Strike Will Not Materially
Impact Revenue and Access line Growth and of the Dark Fiber Purchase from NorthEast Optic Network

                          SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.


                                       CTC COMMUNICATIONS GROUP, INC.


Date:  November 14, 2000            /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: November 14, 2000              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer