Form 10-K
period 2000-12-31
CTC COMMUNICATIONS GROUP INC
filed 2001-04-02
CIK 1092319

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the nine month transition period ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price on March 22, 2001, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $115,592,655.

At March 22, 2001, 26,735,384 shares of the Registrant's Common
Stock were outstanding.




PART I

GENERAL

	At the Annual Meeting of our Board of Directors held on July 27, 2000, we changed our fiscal year from a twelve month period ending March 31 of each year to a twelve month period ending December 31 of each year.

ITEM 1.  BUSINESS

OVERVIEW

	We are a rapidly growing single-source provider of voice and data telecommunications services, with 17 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service.

We have also recently introduced and will further expand value added services such as web hosting and collocation services, making our entry into the Application Service Provider (ASP) market. We have a large, experienced sales force presently consisting of 195 sales executives supported by 160 network coordinators. Our sales force is located close to our customers in 30 sales branches primarily in Northeast and Mid-Atlantic states.

	We are currently operating our own state-of-the-art network facilities to carry telecommunications traffic. Our PowerPath(sm) Network uses packet-switching, a technology that transmits data in discrete packages. It uses Internet protocol (IP), which is a method that allows computers with different architectures and operating systems to communicate over the Internet, and asynchronous transfer mode, or ATM, architecture, which permits the network to transmit multiple types of media, such as voice, data and video with various levels of Quality of Service, or QOS. The first phase of our network, which became operational for full production mode in January 2000, included 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. Presently, we are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. These leased transmission services will gradually be replaced by fiber links, which we own following our investment in fiber strands through Williams and other regional and metro fiber carriers. We have selected Cisco to provide the Wavelength Digital Multiplexing (WDM) and SONET technology to activate or light up the fiber and complete a highly competitive, scalable and secure fiber transport infrastructure. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network.

In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. By March 31, 2000, we were servicing 575 customers on our network. As of December 31, 2000 we were servicing more than 1,750 customers with PowerPath(sm) access across the Northeast. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia. The softswitch technology integrated with our PowerPath(sm) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network. We currently have 10 Beta customers using these services on a daily basis and plan to introduce controlled production of Class-4/5 services in the second quarter of this year, moving into full production in the latter half of this year.

	We became an integrated communications provider, or ICP, in January 1998. Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of December 31, 2000, after only 36 months as an integrated communications provider, we were serving over 13,000 customers and had 453,300 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our Customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

	We offer the following services:

Local Telephone Services.   We offer connections between customers'
telecommunications equipment and the local telephone network, which we currently lease from incumbent local exchange carriers (ILECs). For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for both voice and data applications.

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

Internet Services.   We have built an extensive IP network infrastructure
supported by our PowerPath(sm) Network. We became registered as an official Internet Service Provider, or ISP, in early 2000, which enables us to deliver Internet access to our customers as part of our PowerPath(sm) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services in the latter half of 2001. We provide the necessary configuration support and other network support services on a 24-hour,7-day a week basis.

Application Service Provider (ASP) Service.   We opened our Springfield data
center providing web hosting services in early 2001. We now have the ability to offer our customers shared and dedicated web hosting services as well as server collocation services. Approximately 42 customers are in the pilot phase. We are planning to extend our entry into the Applications Services Provider (ASP) market by adding a suite of value added services in the latter half of 2001, such as managed network services, storage and unified messaging. The Information Technology (IT) infrastructure has been designed to support our strategic direction of introducing content based services in conjunction with a rapidly developing E-Mobile market place. To that extent, we are planning to open a second data center in our newly constructed 50,000 square foot data center in Waltham, Massachusetts during the second quarter of 2001. We are further developing services such as electronic commerce over the Internet, data security and storage services, systems integration, consulting and network monitoring services, customized private networks, virtual private networks and other data, voice and sophisticated network products that will be based in this data center.

Our Integrated Communications Network, or PowerPath(sm) Network

	We began deploying the first phase of our state-of-the-art, packet-switched network, PowerPath(sm) Network, in January 1999. Today, our network is fully operational providing customers with integrated broadband services including voice, data, Internet access and videoconferencing over a single access facility. We are able to offer a broad array of sophisticated services over our network including Class-4/5 switching which provides customers with local and long distance voice calling capabilities. Our packet based network infrastructure enables us to improve margins, enhance network and service quality and broaden our range of product and value added services offerings. Our network services allows us to lower customers' overall telecommunications costs and stimulate demand for new value added services.

	The open architecture of our PowerPath(sm) Network allows us to integrate new and emerging technology to meet our customers' increasing demand for high capacity and reliable voice, data and video services. The network utilizes Cisco BPX and MGX 8850 IP + ATM switches, which we believe is the most reliable and proven method to handle all types of data, voice, Internet and video traffic. By building out our own fiber infrastructure, switches and hubs are now consolidated in major regional locations called Super Nodes. Connectivity to customers is provided over protected SONET rings that expand to serving Central Offices (COs), improving service reliability, increasing bandwidth and at the same time reducing costs in the middle mile. T1s, multiple T1s using Inverse Multiplexing for ATM (IMA), DS3s or OCN services are then extended from the COs to customer sites covering the last mile. We are also working on potential wireless solutions to cover the last mile to our customers. Substantial progress has been made in the wireless technology permitting non line of sight transmission for speeds of up to a DS3 using a non-licensed frequency spectrum.

	We believe our packet switched network is superior to the existing circuit switched network. The basic voice technology within the existing telephone-switching network has not changed for many years while data technology has advanced dramatically. Circuit switch technology dedicates a fixed amount of capacity for each voice line. In a packet switched environment, there is no single dedicated circuit and both voice and data information is broken apart and turned into packets that share a common facility, are mixed with other types of data communications and then reassembled at the end.

	Our ability to transmit via packets provides for superior network utilization and results in the ability to transmit more information through a similar channel. Therefore, more information, i.e. voice and data, will be transported at a lower cost and more efficiently with the ability to provide multiple levels of QoS.

	We are currently offering long-distance, Internet and data services over our network, and local voice will continue to be obtained from other carriers while we rollout Class-4/5. We believe that long-distance and data services represent over 50% of the telecommunications spending of our target customers. We have introduced local dial tone in the first quarter of 2001, thus providing for all our customer services on the PowerPath(sm) Network. The customer will not have to disconnect from the ILEC and then reconnect onto our network. The transition of the customer from ILEC voice to our network requires only some minor wiring at their location and the reprogramming of the customer's system to direct local voice service traffic to our equipment.
This strategy enables customers to keep their existing phone numbers as well as having the built-in redundancy of the separate physical connection to the ILEC.

Fiber Network

	With the objective to secure competitive transport capacity and improve time to market of our PowerPath(sm) Network and value added services, we launched a major dark fiber program in early 2000. We entered into a $115 million agreement to purchase more than 8,300 route miles of dark fiber covering the Eastern half of the United States from Williams Communications ("Williams"). Williams, which owns and operates the largest next-generation network in the United States, is a recognized leader in providing innovative services and advances in fiber-optic engineering and construction and is the largest independent source of integrated business communications solutions including data, voice or video. We believe that our relationship with Williams will provide us with the ability to quickly acquire and implement a world-class telecommunications infrastructure. The fully integrated architecture of the Williams Multi-Service Broadband Network combines ATM core switching with advanced optical networking technologies and enables us to extend our networking capability outside of our current footprint. The contract includes collocation space and ongoing network maintenance services on our nationwide fiber optic network. The initial phase of the contract includes our current footprint in the Northeastern United States continuing through the Mid-Atlantic region. The buildout of these segments is under way with the first fiber SONET rings to be in-service by the first half of 2001. This phase will replicate the transmission capacity over fiber optic cable strands which we presently lease from ILECs, Level 3 Communications and Northeast Optic Network with our own fiber connections and should be completed in 2002.

	The fiber network we are installing and operating has technology that is based on carrier class optical networking equipment, specifically Cisco's ONS 153454 Synchronous Optical Network, or SONET, switches, and Cisco's ONS 15800 Dense Wave-link Multiplexing, or DWM, switches.

	In 2000 and early 2001, we entered into several agreements with metro and regional fiber carriers to cover the middle and where possible last mile to the customer. These network build outs are a continuation of our long-haul transport infrastructure making use of the same WDM/SONET technology. Our metro and regional fiber program is designed to expand outward from the 8,300 route miles of dark fiber purchased from Williams Communications and connect to core ILEC CO's. By lighting the fiber closer to our customers and operating a greater percentage of the facilities on which customer traffic is routed, we are able to improve provisioning intervals, more efficiently maintain the network, reduce dependency on the local telephone company and improve margins. The long haul, regional and metro fiber facilities of our network will allow for consolidation of equipment and collocation resources. This cost saving measure, referred to as the Super Node program, will allow for centralization of service spares, efficient monitoring of network elements and fewer points of failure, while maintaining robust security, redundancy and area for expansion. This will result in reduced expense of Point of Presence (POP) collocation and leased capacity.


Class-4/5

	In December 2000, we announced six customer locations in western Massachusetts were using our PowerPath(sm) Network for local and long distance voice services. The network is built using VoIP. We have chosen and deployed Telcordia's soft-switch technology, and integrated it with our packet based network platform from Cisco to provide these local voice services.

	We are currently in Beta testing measuring voice quality, call set-up and timing, billing and call record keeping. Certification for 911, OSDA and Public Switched Telephone Network (PSTN) interconnection is complete.

	Additional customers were added to the Beta trial which is expected to be completed by April 2001. Limited production started in late March 2001 in LATA 126. The progressive deployment in 19 additional LATAs in the Northeast is scheduled to be completed over the next six months. Full Class-4/5 production with converged services is planned for the Fall of 2001.


Sales and Customer Care

	We market telecommunications services by developing long-term business relationships with our customers and offering them comprehensive management of their telecommunications requirements. Each customer is assigned a local dedicated team consisting of a sales executive and a network coordinator, which provides a single point of contact for our customer's needs. This team works together with the customer to design, implement and maintain an integrated telecommunications solution. The team also reviews customer's services on a regular basis through regular on-site meetings and, based upon changes in the customers' needs or available technologies, updates their network to make the best use of the currently available products and services. We believe that providing localized, proactive high quality customer care promotes continued sales of new services and reduces customer churn.

Sales and Service Infrastructure.   Our branches are currently staffed with
over 470 individuals, representing approximately 68% of our employees. As of December 31, 2000, there were 195 sales executives, 160 network coordinators, 21 field technical support personnel, 23 administrators, 36 branch/regional sales managers and 36 branch/regional operations managers located in 30 sales branches serving markets in Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New Jersey, New York, Pennsylvania, Maryland, Washington D.C. and Virginia.

Customer Sales and Service Model.   At the initial meeting with a prospective
customer, our sales executives first obtain a detailed understanding of the customer's business, including their method of operations, a description of their short and long-term business plans and the communications challenges which they currently face. A thorough, detailed inventory of the customer's current communications services and costs is prepared and then analyzed. We then present a communications solution to our customer based on our analysis of their business and goals that outlines both options and recommendations designed to eliminate unnecessary expense, implement new services to improve the functional and financial performance of their network and position them to make changes to their network as their business needs and available technologies change. Sales executives also review with the customer the benefits of our comprehensive, ongoing customer care program which includes timely responses to daily customer needs, and is a proactive approach to an ongoing dialogue to keeping the customer informed of industry changes and trends and keep us informed of changes in the plans or needs of the customer. We believe the relationship-intensive approach of assigning sales executives and network coordinators to each customer account results in both high customer satisfaction and retention rates.

	Our sales executives regularly participate in training programs on subjects such as solution-oriented sales, comprehensive customer care, network design and other technical features of our services. We seek to motivate and retain our sales executives through extensive training and a commission structure that supports our relationship oriented sales and service policies which rewards account growth and retention.

Customer Care.   Our network coordinators are thoroughly trained in each of the Company's service offerings and are responsible for customer care.
Network coordinators are located in each of our sales branches and are responsible for individual customer accounts in direct support of the sales executives. Each sales representative keeps informed of the unique needs and aspects of each individual customer to whom they are assigned. Our localized, multi-step customer care process provides an ongoing and comprehensive service program to our customers. This process ranges from long-term consultative planning to prompt and efficient day-to-day handling of service issues.

	Our customer care program is designed to provide prompt action in response to customer inquiries and complaints. The local sales branches are staffed 11 hours a day, 5 days a week. At other times, incoming calls are automatically connected to a central customer care center which is staffed 24 hours a day, 7 days a week. We believe that our network coordinators are motivated to provide the highest level of customer care since a significant portion of their compensation is based on customer retention and satisfaction.

Our Information Systems

	Our information systems include five central applications which fully integrate our sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed for high transaction volumes, accuracy, timely installation, accurate billing feeds and quality customer service. Data entered in one application is generally exported into all other applications. Each branch office is connected via frame relay to the central processor. Our employees have online access to our information systems from their branch desktops or docking stations as well as remote access through our Virtual Private Network.

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

	Our information systems include the following applications:

Account and Sales Management.   Our account management application is the hub
of our information systems. It stores all of our customer-related information, such as installed services location detail, contact information, transaction history and account profile. Our account management application also automatically exports data to our customized sales application. Our sales application is a fully-integrated database that provides sales personnel with access to information for pricing services, customized sales proposals, customer correspondence, sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles of our current and prospective customers. These historical profiles include details of installed services, recent transactions and billing history. Our sales system can be used both on- and off-line. All entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a salesperson connects to the network.

Customer Care.   Our network coordinators use our account care application to review installed services, make additions, changes and deletions to accounts, initiate and track repair and service work and review past billing for any customer. This closed loop application provides automatic follow up and records all transactions in a customer history file. Service orders and repair requests input in our account care application are automatically exported into our provisioning application.

Provisioning.   We generally direct customer orders through our provisioning application electronically to our major suppliers. We track these orders through our account care application from initiation through completion.
Order information is entered by the account team at each branch and then forwarded for technical design review. When we provide PowerPath(sm) services to a customer, we first develop a voice and data plan for that customer's location and determine the appropriate broadband access facility (T1 or multiple T1s) necessary to accommodate all of those services. Upon design acceptance, an Access Service Request (ASR) is issued to a local service provider to provision the PowerPath(sm) access service. This interval is from the local service provider and currently averages 20 days. Upon electronic receipt of the Firm Order Confirmation (FOC), the Installation and Services appointment is scheduled. Branch network coordinators are notified of the date and they coordinate that date with the customer. Two days before installation, network addresses and services are assigned throughout the network and the Integrated Access Device (IAD) is programmed and shipped to the installation depot. On the FOC date, the access service is tested prior to acceptance. The following day, the IAD is installed and the customer's services are activated. When the IAD at the customer's location is connected to the customer's PBX, this puts voice services on our network and the connection of the customer routers puts data and Internet services on our network. With deployment of our fiber network, the total interval from receipt of customer order to service activation now approaches 40 days. If any delay in the process occurs, our information system alerts the sales and service team who then have the ability to take corrective action and also notify the customer of a possible delay. Once the order has been filled the information is automatically fed to our billing application.

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

		Call summary			Time of day analysis
		Call detail				Day of week analysis
		Click-a-Bill drill down		Location summary and analysis
		Line usage summary		Group summary and analysis
		Expensive call breakdown	e-mail notification of billing
		Frequent call breakdown		Unlimited query capability
		Watchdog threshold monitoring

Customer billing statements are also available for electronic download or paper. Paper statements generated by our billing application offer our customers different management formats.

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

Our Information Management Platform (IMP) is built on a N-Tiered Architecture. Tier One covers the Data Mart built on Oracle and EMC storage technology. Tier Two to Tier Four successively provide the Business Systems layer including the Operating Support System from Metasolv (OSS), the Network Management Systems layer (NMS), the Element Management Systems (EMS) and the Portal layer. Tier Two to Four are interconnected with Tier-One through a Tibco Data Bus. Finally Tier-Five being the client Tier, a web based client allowing our employees, partners and customers to access information with various levels of authorizations using Windows, Windows NT or web browsers. Our IMP is built on a state-of-the-art, open standard architecture providing a high level of reliability, flexibility and scalability to accommodate future growth. The IMP is fully redundant as all business critical information is mirrored between our dual data centers (Springfield and Waltham). Most systems are running on SUN-Microsystems(tm) and UNIX(tm). Furthermore, we are building flow-through provisioning capabilities integrating our packet based network with our IMP, finalizing our vision of creating an IP and web centric services platform that will ultimately allow our customers to self-serve their services activity from the Internet.


Competition

	We operate in a highly competitive environment and have a relatively small market share in each market in which we operate. We will face substantial and growing competition from a variety of data transport, data networking and telephony service providers. We will face competition from single-source providers and from providers of each individual telecommunications service. Many of these competitors are larger and better capitalized than we are. Many of our competitors are incumbent providers, with long standing relationships with their customers and greater brand name recognition.

	Verizon (formerly Bell Atlantic) is a competitor for local, voice and data services. We expect that based on regulatory developments, Verizon will increasingly be a competitor for long distance services as well. For example, Verizon was granted authority by the FCC to provide in-region interLATA services, including long distance services, in New York state in 1999. Verizon also has an application pending before the FCC to provide in-region interLATA services in Massachusetts that may be approved during the first half of 2001. Verizon is expected to submit applications to provide in-region interLATA services in other states during 2001. SBC Communication, Inc.'s affiliate, The Southern New England Telephone
Company, is a major competitor in Connecticut for local, long distance and data services. Major competitors in our markets for the provision of single-source solutions include WinStar Communications, Inc. and Teligent, Inc. Network Plus is a competitor in our market for the provision of long distance and, to some extent, local services. Competitors for our data services also include AT&T Local (Teleport) and MCI Worldcom (Brooks Fiber and MFS). Our competitors for long distance services include all the major carriers such as AT&T, MCI Worldcom and Sprint.

	In addition, the continuing trend toward business combinations and alliances in the telecommunications industry may create significant new competitors or enhance the capabilities of existing competitors. Examples of some of these combinations and alliances include: Verizon's acquisition of GTE, SBC's merger with Ameritech, AT&T's acquisition of TCI, Global Crossing's acquisition of Frontier Corp. and SBC's acquisition of SNET. Many of these combined entities have or will have resources far greater than ours. These combined entities may provide a single package of telecommunications products that is in direct competition with our products. These combined entities may be capable of offering these products sooner and at more competitive rates than we can.

Competition from Single-Source Providers.   The number of single-source
providers has increased because of the current regulatory trend toward fostering competition and the continued consolidation of telecommunications service providers. Many single-source providers and long distance carriers have committed substantial resources to building their own networks or to purchasing carriers with complementary facilities. Through these strategies, a competitor can offer single-source local and long distance, voice and data services similar to those that we will offer. The alternative strategies available to these competitors may provide them with greater flexibility and a lower cost structure.

	Under the Telecommunications Act of 1996, or Telecom Act, the Regional Bell Operating Companies or RBOCs are permitted to provide interLATA long distance service outside those states in which they have traditionally provided local exchange service ("out-of-region" long distance service) upon receipt of the necessary state and/or federal regulatory approvals that are otherwise applicable. The RBOCs are permitted to provide long distance service within the regions in which they traditionally provided local exchange service ("in-region" long distance service) on a state-by-state basis upon approval of the FCC and based upon a finding that the RBOC has complied with the 14-point checklist outlined in Section 271 of the Telecom Act. This 14-point checklist is designed to ensure that competitors have the ability to provide local telephone services in competition with the RBOC. Once the RBOCs, are allowed to offer in-region long distance services under the terms of Section 271 of the Telecom Act, they will be in a position to offer local and long distance services similar to the services we offer and will likely become more effective competitors. Verizon was the first RBOC permitted to provide in-region long distance services when its Section 271 application for New York was approved in 1999. Also, the FCC recently gave approval to SBC (formerly Southwestern Bell) to provide in-region long distance services in several of its in-region states including Texas, Kansas and Oklahoma. SBC is also permitted to offer in-region long distance services in Connecticut, because its operating subsidiary there was not part of the Bell system. Verizon and other RBOCs are expected to apply for authority to provide in-region long distance services during the coming year.

	Although the Telecom Act and other federal and state regulatory initiatives will provide us with new business opportunities, as competition increases regulators are likely to provide the incumbent local exchange carriers with more pricing flexibility. Our revenues may be adversely affected if the ILECs elect to lower their rates and sustain these lower rates over time. We believe that we may be able to offset the effect of lower rates with the capital and operating efficiency of our network and by offering new services to our target customers, but we cannot assure you that this will occur. In addition, if future regulatory decisions give ILECs increased pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on our business.

Competition for Provision of Local Exchange Services.   In the local
exchange market, ILECs, including RBOCs, continue to hold near-monopoly positions. We also face competition or prospective competition from one or more integrated communications providers, and from other competitive providers, including providers who do not own their own network. Many of these competitors are larger and better capitalized than we are. Some carriers have entered into interconnection agreements with ILECs and either have begun, or in the near future likely will begin, offering local exchange service in each of our markets. As of February 8, 1999, the largest long distance carriers were permitted to bundle local and long distance services. This removes one of our competitive advantages. Other entities that currently offer or are potentially capable of offering switched services include cable television companies, electric utilities, other long distance carriers, microwave carriers, and large customers who build private networks.

	Wireless telephone system operators are also competitors in the provisioning of local services. Cellular, personal communications service, and other commercial mobile radio services providers may offer wireless services to fixed locations, rather than just to mobile customers. This ability to provide fixed as well as mobile services will enable wireless providers to offer wireless local loop service and other services to fixed locations (e.g., office and apartment buildings) in direct competition with us and other providers of traditional fixed telephone service. In addition, the FCC has auctioned substantial blocks of spectrum for fixed use including local exchange services. We expect exploitation of this spectrum to increase competition in the local market.

	The World Trade Organization recently concluded an agreement that could result in additional competitors entering the U.S. local and long-distance markets. Under the WTO agreement, the United States committed to open telecommunications markets to foreign-owned carriers. The FCC has adopted streamlined procedures for processing market entry applications from foreign carriers, making it easier for such carriers to compete in the U.S. We cannot predict whether foreign-owned carriers will enter our markets as a result of the WTO agreement.

Competition for Provision of Long Distance Services.   The long distance
market is significantly more competitive than the local exchange market. In the long distance market numerous entities compete for the same customers. In addition, customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. This results in a high average rate of customer loss, or churn, in the long distance market. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Competition in this market will further increase once RBOCs are permitted to offer in-region long distance services.

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

Government Regulation

	The local and long distance telephony services and, to a lesser extent, the data services we provide are regulated by federal, state, and, to some extent, local government authorities. The FCC has jurisdiction over all telecommunications common carriers to the extent they provide interstate or international communications services. Each state regulatory commission has jurisdiction over the same carriers with respect to the provision of intrastate communications services. Local governments sometimes impose franchise or licensing requirements on telecommunications carriers and regulate construction activities involving public rights-of-way. Changes to the regulations imposed by any of these regulators could have a material adverse effect on our business, operating results and financial condition.

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

	Comprehensive amendments to the Communications Act were made by the Telecommunications Act, which was signed into law on February 8, 1996, or Telecom Act. The Telecom Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecom Act is to promote competition in all areas of telecommunications. While it may take years for the industry to feel the full impact of the Telecom Act, it is already clear that the legislation provides us with new opportunities and challenges.

	The Telecom Act greatly expands the interconnection requirements on the ILEC's. It requires the ILECs to:

 .	provide physical collocation, which allows companies such as us and other competitive local exchange carriers to install and maintain their own network termination equipment in ILEC central offices, and virtual collocation only if requested or if physical collocation is demonstrated to be technically infeasible;
 .	unbundle components of their local service networks so that other providers of local service can compete for a wide range of local services customers; and
 .	establish "wholesale" rates for their services to promote resale by competitive local exchange carriers.

	In addition, all local exchange carriers must:

 .	establish number portability, which will allow a customer to retain its existing phone number if it switches from the local exchange carrier to a competitive local service provider;
 .	provide nondiscriminatory access to telephone poles, ducts, conduits and rights-of-way.
 .	compensate other local exchange carriers on a reciprocal basis for traffic originated on one local exchange carrier and terminated on the other local exchange carrier.

	The FCC is charged with establishing national guidelines to implement certain portions of the Telecom Act. The FCC issued its interconnection order on August 8, 1996. On July 18, 1997, however, the United States
Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecom Act. In so doing, the Supreme Court stated that the FCC has authority to set pricing guidelines for unbundled network elements, to prevent ILECs from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. The FCC's "pick and choose" rules permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the ILECs and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit. Although the Supreme Court affirmed the FCC's authority to develop pricing guidelines in its January 25, 1999 decision, the Supreme Court did not evaluate the specific pricing methodology adopted by the FCC for unbundled network elements. Instead, the Supreme Court remanded the case to the Eighth Circuit for further consideration of the FCC's rules regarding its forward-looking pricing methodology for unbundled network elements. On July 18, 2000, the United States Court of Appeals for the
Eighth Circuit issued its decision on remand, striking aspects of the FCC's rules regarding the pricing methodology for unbundled network elements and rules regarding whether ILECs must combine certain previously uncombined network elements for competitors. The Supreme Court granted certiorari in part on January 22, 2001, and will examine these issues, along with the issue of whether the Court of Appeals properly upheld the FCC's rule that required that the pricing methodology for unbundled network elements be based upon forward-looking, rather than embedded, costs. Thus, while the Supreme Court has resolved many issues, including the FCC's jurisdictional authority, other issues remain subject to further consideration by the courts and the FCC. We cannot predict the ultimate disposition of those matters. We also cannot predict the possible impact of this decision, including the portion dealing with combinations of unbundled network elements and the pricing of unbundled network elements, on existing interconnection agreements between ILECs and competitive local exchange carriers or on agreements that may be negotiated in the future.

    In its July 18, 2000 decision, the United States Court of Appeals for the Eight Circuit vacated the FCC's rule regarding the methodology for calculating the discount rate at which ILECs must resell retail telecommunications services to competitors, and remanded that rule to the FCC. That order is now final. As a result of this decision we could experience reduced margins on the ILEC services that it resells. In fact, as a result of this decision Verizon has proposed to reduce the discount rate available to us and other resellers in Massachusetts from approximately 25% to approximately 14%. We and other resellers have challenged this proposed reduction in a proceeding before the Massachusetts Department of Telecommunications and Energy, but it is impossible to predict the outcome of this proceeding.

	In its January 25, 1999 decision, the Supreme Court vacated the FCC's rule that identifies the unbundled network elements that ILECs must provide to competitive local exchange carriers. On November 5, 1999, the FCC issued an order that reexamined which unbundled network elements
ILECs must provide to competitors. In the order, the FCC determined that ILECs are obligated to provide local loops, subloops, network interface devices, interoffice transmission facilities, signaling, call-related databases, dark fiber, and other unbundled network elements to competitors. The FCC's order has been appealed. We cannot predict the outcome of the appeal or the effect it may have on our business.

	The FCC adopted rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to competitive local exchange carriers. On March 17, 2000, however, the United States Court of Appeals for the District of Columbia vacated the FCC's rule regarding the types of equipment that ILECs are required to permit competitors to collocate at their central officers. The FCC is reconsidering its collocation rules in response to the Court of Appeals decision. We cannot predict the outcome of these proceedings or the effect they may have on our business.

	Under the Communications Act, ILECs have an obligation to negotiate with us in good faith to enter into interconnection agreements. We will need interconnection agreements to provide enhanced connectivity to our network and to provide local dial tone services. If we cannot reach agreement, either side may petition the applicable state commission to arbitrate remaining disagreements. These arbitration proceedings must be completed within 9 months of the request for negotiations. Moreover, state commission approval of any interconnection agreement resulting from negotiation or arbitration is required, and any party may appeal an adverse decision by the state commission to federal district court. The potential cost in resources and delay from this process could harm our ability to compete in certain markets, and there is no guarantee that a state commission would resolve disputes, including pricing disputes, in our favor. Moreover, as explained above, the FCC rules governing pricing standards for interconnection and access to the unbundled network elements of the ILECs are currently being reviewed at the Supreme Court. If the Supreme Court strikes down aspects of the FCC's pricing rules, the FCC may adopt a new pricing methodology that would require us to pay a higher price to ILECs for interconnection and unbundled network elements. This could have a detrimental effect on our business.

	The Telecom Act permits RBOCs to provide long distance services outside their local service regions immediately, and will permit them to provide in-region long distance service upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's 14-point competitive checklist. Some RBOCs have filed applications with various state public utility commissions and the FCC seeking approval to offer in-region long distance service. As noted above, Verizon's application to offer in-region long distance service in New York (one of our target markets) was approved in 1999. We anticipate that Verizon will file additional applications in 2001 to provide in-region long distance service in other states that are within our target markets.

	In May 1997, the FCC released an order establishing a significantly expanded universal service regime to subsidize the cost of telecommunications service to high cost areas, as well as to low-income customers and qualifying schools, libraries, and rural health care providers. Providers of interstate telecommunications services, like us, as well as certain other entities, must pay for these programs. We are also eligible to receive funding from these programs if we meet certain requirements. Our share of the payments into these subsidy funds will be based on our share of certain defined telecommunications end-user revenues. Currently, the FCC is assessing such payments on the basis of a provider's revenue for the previous year. Various states are also in the process of implementing their own universal service programs. We are currently unable to quantify the amount of subsidy payments that we will be required to make and the effect that these required payments will have on our financial condition. Moreover, some of the FCC's universal service rules remain subject to judicial appeal and further FCC review including the FCC's 8% rule. The FCC's 8% rule provides that a carrier's international revenue is exempt from universal service assessment when its total interstate revenue represents 8% or less of its combined interstate and international revenue. Any court decision that has the effect of reducing the entities subject to universal service contributions could increase the contributions of the remaining entities that are subject to the rules. The FCC currently assesses universal service contributions based on prior year revenues; however, the FCC has initiated a rulemaking to reconsider this approach. Additional changes to the universal service program could increase our costs.

	On October 31, 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. This order subsequently was stayed by a federal appeals court; however, recently the court removed the stay. Accordingly, nondominant interstate services providers will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic interstate interexchange services. During 2001, we are required to cancel our FCC tariffs as a result of the FCC's orders, and we will need to implement replacement contracts which could result in substantial administrative expenses.

    In February 1999, the FCC issued a declaratory ruling that determined that both continuous access and dial-up calls from a customer to an internet service provider, are interstate, not local, calls, and, therefore, are subject to the FCC's jurisdiction. Subsequently, the United States Court of Appeals for the District of Columbia Circuit vacated this aspect of the FCC's declaratory ruling and remanded the issue to the FCC for further consideration. As a result, it is uncertain whether calls terminating to Internet Service Providers and other Internet calls are local calls that are subject to the payment of reciprocal compensation. The FCC and several state public service commissions have initiated proceedings to consider this issue. We cannot predict the effect that the FCC's or a state public service commission's resolution of these issues will have on our business.

	In August 1997, the FCC issued rules transferring responsibility for administering and assigning local telephone numbers from the RBOCs and a few other local exchange carriers to a neutral entity in each geographic region in the United States. In August 1996, the FCC issued new numbering regulations that prohibit states from creating new area codes that could unfairly hinder local exchange carriers by requiring their customers to use 10 digit dialing while existing independent local exchange carrier customers use 7 digit dialing. These regulations also prohibit ILECs which are still administering central office numbers pending selection of the neutral administrator from charging "code opening" fees to competitors unless they charge the same fee to all carriers including themselves. In addition, each carrier is required to contribute to the cost of numbering administration through a formula based on net telecommunications revenues. In July 1996, the FCC released rules requiring all local exchange carriers to have the capability to permit both residential and business consumers to retain their telephone numbers when switching from one local service provider to another, known as "number portability." In May 1999, the FCC initiated a proceeding to address the problem of the declining availability of area codes and phone numbers.

	A customer's choice of local or long distance telecommunications company is encoded in a customer record, which is used to route the customer's calls so that the customer is served and billed by the desired company. A user may change service providers at any time, but the FCC and some states regulate this process and require that specific procedures be followed. When these procedures are not followed, particularly if the change is unauthorized or fraudulent, the process is known as "slamming." Slamming is a significant problem that was addressed in detail by Congress in the Telecom Act, by some state legislatures, and by the FCC in recent orders. The FCC has decided to apply its slamming rules (which originally covered only long distance) to local service as well. The FCC has levied substantial fines for slamming. The risk of financial damage and business reputation from slamming is significant. Even one slamming complaint could cause extensive litigation expenses for us.

State Regulation

	To the extent that we provide telecommunications services which originate and terminate in the same state, we are subject to the jurisdiction of that state's public service commission. As our local service business and product lines expand, we will offer more intrastate service and become increasingly subject to state regulation. The Telecom Act maintains the authority of individual state public service commissions to preside over rate and other proceedings, as discussed above, and impose their own regulation of local exchange and interexchange services so long as such regulation is not inconsistent with the requirements of the Telecom Act. For instance, states may impose tariff and filing requirements, consumer protection measures and obligations to contribute to universal service, and other funds.

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

	We have state regulatory authority to provide competitive local exchange services and interexchange services in fourteen states. We also have state regulatory authority to provide interexchange services in approximately 31 additional states. In some states, in which we have or have had de minimis intrastate interexchange revenues, we have not obtained authorization to provide such interexchange services or have allowed such authorization to lapse. We have either subsequently obtained, or are in the process of applying to obtain, the appropriate authorization in these states.

	The Telecom Act generally preempts state statutes and regulations that restrict the provision of competitive local services. States, however, may still restrict competition in some rural areas. As a result of this preemption, we will be free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

Local Government Regulation

	We may be required to obtain from municipal authorities street opening and construction permits to install our facilities in some cities. In some of the areas where we provide service, we may be subject to municipal franchise requirements requiring us to pay license or franchise fees either on a percentage of gross revenue, flat fee or other basis. The
Telecom Act requires municipalities to charge nondiscriminatory fees to all telecommunications providers, but it is uncertain how quickly this requirement will be implemented by particular municipalities in which we operate or plan to operate or whether it will be implemented without a legal challenge.

Employees

   As of March 26, 2001, we employed 713 persons. None of our employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

     Our headquarters and technology center are located in leased space in Waltham, Massachusetts. We have a back-up network operations center in Springfield, Massachusetts. We also lease offices in nine states. Although we believe that our leased facilities are adequate at this time, we expect to lease any additional facilities that may be required.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

     Our common stock is listed on the Nasdaq National Market under the symbol "CPTL." Following is the range of high and low trading prices on the Nasdaq National Market for our common stock for the periods indicated. All prices reflect the March 17, 2000 three-for-two stock split.

                                        Price Range
                                      ---------------
                                       High     Low
                                      -------  ------
  Calendar Year 1999 ...............
     First Quarter  ................   $11.67   $5.59
     Second Quarter ................   $16.00   $8.13
     Third Quarter  ................   $14.00   $6.67
     Fourth Quarter ................   $27.83   $9.83
  Calendar Year 2000
     First Quarter  ................   $56.13  $22.67
     Second Quarter ................   $45.63  $19.75
     Third Quarter  ................   $36.06  $13.13
     Fourth Quarter  ...............   $20.44   $3.88



    The last sale price of the common stock on the Nasdaq National Market on March 22, 2001 was $6.50. Our common stock was held by 477 stockholders of record.

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

    During the nine months ended December 31, 2000, we issued the following securities which were not registered under the Securities Act (does not include issuances previously disclosed in our Quarterly Reports on Form 10-Q): In October 2000, we issued a total of 220,730 shares of common stock upon the exercise of outstanding warrants, in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

ITEM 6.  SELECTED FINANCIAL DATA

    At the annual meeting of directors held on July 27, 2000, we changed our fiscal year from a twelve month period ending March 31 to a twelve month period ending December 31. The consolidated financial statements include presentation of the nine months representing the nine months ended December 31, 2000.

    The following selected financial data for the nine months ended December 31, 2000 and five years ended March 31, 2000 are derived from our consolidated financial statements. You should read the following financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

    All earnings per share and weighted average share information included in the accompanying financial statements have been restated to reflect the March 17, 2000 three-for-two stock split.

    The following financial data for each year is presented on a pro forma basis assuming the adoption of SAB 101 as described in Note 2 to the consolidated financial statements to permit comparison of operating results and financial condition for all periods presented.


                                                 Fiscal Year ended March 31,
                                       ------------------------------------------------
                                        1997 as                 1998 as
                                       previously   pro forma  previously   pro forma
                                        reported      1997      reported      1998
                                        -------     ---------  ----------   ---------
                                   (dollars in thousands, except per share information)
Statement of Operations Data:
Agency revenues ...................... $ 29,195    $ 29,195   $ 24,775     $ 24,775
Telecommunications revenues ..........   11,095      10,951     16,172       15,962
                                       ---------   ---------  ---------    ---------
     Total revenues ..................   40,290      40,146     40,947       40,737
Cost of telecommunications revenue
 (excluding  depreciation and
 amortization) .......................    8,709       8,582     14,039       13,854
Selling, general and administrative
 expenses ............................   23,077      23,066     29,488       29,472
Depreciation and amortization ........      743         743      1,418        1,418
                                       --------     --------  --------      --------
Income (loss) from operations ........    7,761       7,755     (3,998)      (4,007)
Income (loss) before extraordinary item
 and cumulative effect................    4,683       4,677     (2,498)      (2,507)
Income (loss) before cumulative effect    4,683       4,677     (2,498)      (2,507)
Net income (loss) .................... $  4,683     $ 4,677   $ (2,498)    $ (2,507)
                                       =========    ========  =========    =========
Per Share Data:
Income (loss) per share before
 extraordinary item and cumulative
 effect
 Basic ...............................     0.33        0.32      (0.17)       (0.17)
 Diluted .............................     0.29        0.29      (0.17)       (0.17)
Income (loss) per share before
 cumulative effect
 Basic ...............................     0.33        0.32      (0.17)       (0.17)
 Diluted .............................     0.29        0.29      (0.17)       (0.17)

Net income (loss) per share
 Basic ...............................     0.33        0.32      (0.17)       (0.17)
 Diluted .............................     0.29        0.29      (0.17)       (0.17)

Other Financial Data:
EBITDA (loss)......................... $  8,519    $  8,513   $ (2,405)    $ (2,414)
Capital expenditures ..................   1,222       1,222      6,109        6,109
Net cash provided (used) by operating
 activities ..........................    3,572       3,572     (7,951)      (7,951)
Net cash used in investing activities     1,222       1,222      4,765        4,765
Net cash provided by financing
 activities .........................       114         114      8,479        8,479


(table continued on next page)

                                                   Fiscal Year ended March 31,           Nine months ended
                                         ------------------------------------------        December 31,
                                        1999 as                 2000 as                --------------------
                                       previously   pro forma  previously   pro forma    1999
                                        reported      1999      reported      2000    (Unaudited)   2000
                                        -------     ---------  ----------   --------- ----------- ---------
                                           (dollars in thousands, except per share information)
Statement of Operations Data:
Agency revenues ...................... $   ---     $   ---    $   ---      $  ---       $  ---    $   ---
Telecommunications revenues ..........   70,964      70,046     153,101     147,517      102,591    170,353
                                       --------    ---------    --------   ---------    ---------  ---------
     Total revenues ..................   70,964      70,046     153,101     147,517      102,591    170,353
Cost of telecommunications revenue
 (excluding  depreciation and
 amortization) .......................   61,866      61,055     119,586     116,984       82,076    133,196
Selling, general and administrative
 expenses ............................   52,521      52,451      56,676      56,363       40,910     63,421
Depreciation and amortization ........    3,778       3,778      18,754      18,754       11,681     34,917
                                       --------     --------    --------    --------    ---------  ---------
Income (loss) from operations ........  (47,201)    (47,238)    (41,915)    (44,584)     (32,076)   (61,181)
Income (loss) before extraordinary item
 and cumulative effect................  (51,238)    (51,275)    (57,073)    (59,742)     (43,456)   (69,326)
Income (loss) before cumulative effect  (51,238)    (51,275)    (59,504)    (62,173)     (43,456)   (69,326)
Net income (loss).....................  (51,238)    (51,275)    (59,504)    (62,173)     (43,456)   (72,205)
                                        ========    ========    =========  =========    =========  =========
Per Share Data:
Income (loss) per share before
 extraordinary item and cumulative
 effect
 Basic ...............................    (3.45)      (3.46)      (2.89)      (3.02)       (2.30)     (3.08)
 Diluted .............................    (3.45)      (3.46)      (2.89)      (3.02)       (2.30)     (3.08)
Income (loss) per share before
 cumulative effect
 Basic ...............................    (3.45)      (3.46)      (3.01)      (3.14)       (2.30)     (3.08)
 Diluted .............................    (3.45)      (3.46)      (3.01)      (3.14)       (2.30)     (3.08)

Net income (loss) per share
 Basic ...............................    (3.45)      (3.46)      (3.01)      (3.14)       (2.30)     (3.19)
 Diluted .............................    (3.45)      (3.46)      (3.01)      (3.14)       (2.30)     (3.19)

Other Financial Data:
EBITDA (loss) before non-recurring
 charge............................... $(43,346)   $(43,383)   $(23,153)   $(25,822)    $(20,395)  $(23,385)
EBITDA (loss).........................  (43,346)    (43,383)    (23,153)    (25,822)     (20,395)   (26,264)
Capital expenditures ..................  36,041      36,041      71,187      71,187       41,411    139,010
Net cash provided (used) by operating
 activities ..........................  (33,254)    (33,254)    (36,984)    (36,984)     (27,562)   (44,608)
Net cash used in investing activities.    6,282       6,282      43,721      43,721       26,155     79,682
Net cash provided by financing
 activities .........................    39,622      39,622      98,544      98,544       66,985    184,226


                                                      As of March 31,
                                       ------------------------------------------------
                                        1997 as                 1998 as
                                       previously   pro forma  previously   pro forma
                                        reported      1997      reported       1998
                                        -------     ---------  ----------   ---------
                                                  (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents .............$   6,406   $   6,406   $  2,168    $  2,168
Total assets ..........................   20,186      20,042     30,768      30,558
Total long-term debt, including
  current portion .....................       --         --       9,673       9,673
Series A redeemable convertible
  preferred stock .....................       --         --         --          --
Stockholders' equity (deficit) ........   14,292      14,286     11,966      11,957

(table continued on next page)

                                                        At March 31,                    Nine months ended
                                         ------------------------------------------        December 31,
                                        1999 as                  2000 as               ------------------
                                       previously   pro forma   previously   pro forma   1999
                                        reported       1999      reported      2000    (Unaudited) 2000
                                        -------     ---------   ----------   --------- ---------- -------
                                                       (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents .............$   2,254   $   2,254   $  20,093    $  20,093   $ 15,522   $  80,029
Total assets ..........................   69,482      68,564     162,233      157,046    123,074     344,129
Total long-term debt, including
  current portion .....................   64,858      64,858     129,122      129,122     85,446     184,822
Series A redeemable convertible
  preferred stock .....................   12,672      12,672        --           --       13,712        --
Series B redeemable convertible
  preferred stock .....................     --          --          --           --         --       203,249
Stockholders' equity (deficit) ........  (37,144)    (37,181)    (15,700)     (18,369)   (16,417)    (96,686)
Stockholders' equity (deficit)/Preferred
  stock	 ............................... (24,472)    (24,509)     (15,700)     (18,369)   (2,705)    106,563



	EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry. Other companies may calculate it differently from us. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. We do not believe you should consider EBITDA as an alternative to net income (loss) as a measure of results of operations or to GAAP-based cash flow data as a measure of liquidity. Non-recurring charges represent an extraordinary item for the early extinguishment of debt of $2,431,000 at March 31,2000 and a cumulative effect of change in accounting principle of $2,879,000 at December 31, 2000.

    Capital expenditures consists of additions to property and equipment acquired for cash or under notes payable and capital leases.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

	Historically, our income consisted of agency revenues and telecommunications revenues. Agency revenues consist of commissions we formerly earned as an agent of Bell Atlantic and other Regional Bell Operating Companies, and long distance providers. Telecommunications revenues are generated by our sale of local, long distance, data communications, Internet access and other communications services. As a result of our transition to an integrated communications provider, or ICP, in January 1998, agency commissions earned after December 31, 1997 were not material.

	Our financial information for the nine months ended December 31, 2000 reflect our third year of operations under our new strategy. Our financial information for fiscal years ended on or before March 31, 1998 primarily reflects our operations as an agent for Verizon (formerly Bell Atlantic). Because of our transition to a new strategy and our network buildout, most of the financial information for these periods does not reflect our current business and is not comparable to results in subsequent periods.

Results of Operations

Nine Months Ended December 31, 2000 Compared to
Unaudited Nine Months Ended December 31, 1999

	Total revenues for the nine months ended December 31, 2000 ("Transition 2000") were $170,353,000, an increase of 66% from $102,591,000 (restated for
SAB 101 - see note 2 in consolidated financial statements) for the comparable nine month period of 1999 ("Transition 1999"). As an integrated communications provider, revenues reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services, including toll and data services.

	A common basis for measurement of an integrated communications provider's progress is the growth in access line equivalents, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. We calculate our equivalent data circuits by dividing the data transmission capacity purchased by our customers by 64 kilobits per second, which represents the capacity necessary to carry one voice circuit. During the quarter ended December 31, 2000, voice and data ALEs in service increased by 46,200, or approximately 11% from the quarter ended September 30, 2000. This brought our total ALEs in service to 453,300 at December 31, 2000. Data ALEs increased by approximately 10% from the quarter ended September 30, 2000 to 98,000, or 22% of total ALEs in service as of December 31, 2000. Data ALEs at December 31, 2000 include ALEs purchased by other carriers including Internet service providers.

	Costs of telecommunications revenues, excluding depreciation and amortization, increased 62% to $133,196,000 for Transition 2000 from $82,076,000 (restated for SAB 101) for Transition 1999 as a result of our increase in direct sales of local telecommunications services and expenses associated with our PowerPath(sm) network. As a percentage of telecommunications revenue, costs of telecommunications revenues were 78% and 80% for Transition 2000 and Transition 1999, respectively.

	Selling, general and administrative expenses increased 56% to $63,421,000 in Transition 2000 from $40,910,000 (restated for SAB 101) for Transition 1999. This increase was primarily due to the costs incurred in opening additional branch sales offices and the associated increased number of sales, service and engineering employees hired in connection with the transition to the ICP platform. As of December 31, 2000, we had 725 employees including 216 sales executives and 169 network coordinators in 30 branch locations throughout the Northeast and mid-Atlantic states as compared to 496 employees including 194 sales executives and 119 network coordinators in 28 branch locations at December 31, 1999.

	We incurred a charge of $3,110,000 for the consolidation of collocation and branch office sites to reduce costs and maximize network efficiency through optimal use of fiber deployment and to realize near term operating efficiencies through our branch sites.

	Depreciation and amortization expense increased 199% to $34,916,000 in Transition 2000 from $11,681,000 in Transition 1999. This increase was a result of additional expense associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

	Interest and other expense increased 7% to $13,081,000 for Transition 2000, as compared to interest and other expense of $12,246,000 for Transition 1999. The increase in interest expense is due to increased borrowings to fund our operating losses and the deployment of our network. There was an increase in interest income to $4,936,000 as a result of the proceeds of our Series B redeemable convertible preferred stock financing in Transition 2000, as compared to interest income of $865,000 for Transition 1999.

	The Company incurred a charge of $2,879,000 for the cumulative effect of a change in accounting principle by adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). See Note 2 to consolidated financial statements.


Fiscal Year Ended March 31, 2000 Compared to Fiscal Year Ended March 31,
1999.

	Total revenues for the fiscal year ended March 31, 2000 were $153,101,000, an increase of 116% from $70,964,000 for the preceding fiscal year. Revenues reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services.

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

	Costs of telecommunications revenues, excluding depreciation and amortization, increased to $119,586,000 for fiscal 2000 from $61,866,000 for fiscal year 1999 as a result of our increase in direct sales of local telecommunications services. As a percentage of telecommunications revenue, costs of telecommunications revenues were 78% and 87% for fiscal 2000 and 1999, respectively. The decrease in the percentage of the cost of telecommunications revenues primarily reflects lower rates obtained from our major suppliers, Verizon (formerly Bell Atlantic) and Global Crossing.

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

	Depreciation and amortization expense increased to $18,754,000 in fiscal 2000 from $3,778,000 in fiscal 1999. This increase was a result of additional expense associated with the equipment and software relating to the network deployment and the upgrade of our information systems.

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

	We incurred an extraordinary item of $2,430,000 relating to the early repayment of the senior secured Goldman Sachs/Fleet credit facility from fiscal year 1999. The cost reflects the unamortized balance of the warrants and closing costs of the credit facility which was repaid in March 2000.

Liquidity and Capital Resources

    Working capital at December 31, 2000 was $51.5 million compared to $4.7 million at March 31, 2000, an increase of $46.8 million. Cash balances at December 31, 2000 and March 31, 2000 totaled $80,029,000 and $20,093,000, respectively.

    The increase in working capital resulted from the net proceeds realized from a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share at any time at the option of the holder. The Company may require conversion of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed or converted by May 2010. The net proceeds from the sale of the Series B redeemable preferred stock are being used to fund strategic marketing and technology initiatives of our business plan which include the purchase of dark fiber and optronics, PowerPath(sm) Network expansion and new PowerPath(sm) Network product and applications development.

    In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD credit facility") to fund our base plan for expansion of our branch sales offices and our PowerPath(sm) Network. The proceeds were used to retire the $43 million balance of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full $25 million of the Cisco vendor financing facility. The TD credit facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of September 30, 2000, we entered into an amendment to the TD credit facility to modify certain provisions of the agreement. At December 31, 2000, we were not in compliance with a covenant related to the allowable level of other investments due to the balance of notes receivable from stockholders as disclosed in Note 4. Subsequent to year end, the Company received a waiver through March 31, 2001 for this non-compliance and based on repayments which occurred on March 14, 2001, we are currently in compliance. As of December 31, 2000, $100 million of the TD credit facility has been utilized with an additional $50 million available immediately. Under the terms of the facility, $25 million and the remaining $50 million of Term A must be borrowed by June 30, 2001 and September 30, 2001, respectively.

    Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of December 31, 2000, the aggregate amount borrowed under these agreements was approximately $100 million.

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

    We believe that proceeds available from the Series B redeemable convertible preferred stock financing and the TD credit facility, cash on hand and the amounts expected to be available under our bank and lease financing arrangements will be sufficient to fund our planned capital expenditures, working capital and operating losses for at least the next 12 months. We also believe that the above noted sources fully fund our business plan as described in the Business Overview in Item 1. We cannot assure you that if we require funds in addition to the funds made available through the TD credit facility and the preferred stock financing, such financing will be available, or if available, on terms acceptable to us when needed. If we are unable to obtain such financing when needed, we may postpone or abandon our development and expansion plans which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

Description of Senior Secured Facility

TD Securities (U.S.) Inc. Facility

   In March 2000, we entered into a $225 million senior secured credit facility with a consortium of banks. The TD Credit Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw term facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). Advances under the Revolver and Term A bear interest at prime rate plus 1.75-2.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.25% per annum. As required by the TD Credit Facility, Term B borrowings of $75 million were drawn down in full at the closing date along with borrowings of $25 million under the Revolver. Part of the proceeds were used to pay off the $25 million Cisco vendor financing facility and the outstanding balance of the Goldman Sachs/Fleet credit facility Revolving Line of Credit of approximately $43 million. We paid a one-time up front fee and other closing costs, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the TD Credit Facility. The unamortized balance of deferred financing costs associated with the Goldman Sachs/Fleet credit facility were recorded as an extraordinary item in the fiscal year ended March 31, 2000.

   The Company will pay an annual commitment fee of .75-1.5% per annum, depending on the percentage of the total Senior Facility used. At December 31, 2000, the Company had an outstanding balance of $25 million under Term A and $75 million under Term B.

  Under the terms of the Senior Facility, $25 million and the remaining $50 million of Term A must be borrowed on June 30, 2001 and September 30, 2001, respectively. At June 30, 2003, the Company will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007. In September 2000, the Company entered into an interest rate collar agreement with a notional amount outstanding at December 31, 2000 of $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%.

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

Year 2000 Compliance

    Our information technology systems and non-information systems were year 2000 compliant prior to the end of 1999. We did not incur any year 2000 problems in our systems that required any corrective actions and did not experience any interruptions in service as a result of the year 2000 compliance status of any of our vendors. Our systems and applications have effectively processed information in order to support ongoing operations in the year 2000 and beyond.

Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended") was issued, as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is required to adopt the new Standard effective January 1, 2001. Because of the structure of the derivatives purchased by the Company, management does not anticipate that the adoption of SFAS No. 133 will have a significant effect on earnings or the financial position of the Company.

    In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company is required to adopt the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. The Company modified one stock option agreement in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified by a reduction of the exercise prices. Therefore, the adoption of the Interpretation has, and will not have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

Adoption of Staff Accounting Bulletin 101.

   The Company has revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

   Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees was reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The cumulative effect of this change increased the Company's loss by approximately $2.9 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $10 million. The previously reported quarterly financial information for the nine month transition period ended December 31, 2000 has been restated so that annual operating results for the transition period are presented on the new basis.

    There is no impact to the Company's cash flow from operations as a result of this change. Also, the adoption of this change in accounting for the fiscal year ended March 31, 2000 or prior periods did not have a material effect on the Company's previously reported results of operations, financial position or cash flows for those periods.


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

	Notional amounts outstanding at December 31, 2000 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our TD credit facility borrowings between 12.25% and 9.67%.

	Notional amount outstanding at December 31, 2000 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD credit facility borrowings at 10.75%.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at December 31, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at December 31, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at December 31, 2000, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $.9 million for the nine months ended December 31, 2000. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $1.0 million for the same period taking into consideration the interest rate collar as noted.

	For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at December 31, 2000. We compared the market values resulting from these computations with the market values of these financial instruments at December 31, 2000. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at December 31, 2000, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $1.6 million for the nine months ended December 31, 2000. A 10% decrease in dividend rates would result in reduced dividends of approximately $1.6 million for the same period.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements, Financial Statements and Supplementary Data appear on pages F-1 through F-27.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

Our executive officers and directors are as follows:

Name           			Current Office Held
----------------------		--------------------------------------
Robert J. Fabbricatore		Chairman and Chief Executive Officer
Steven P. Milton			President and Chief Operating Officer
John D. Pittenger			Executive Vice President-Finance and
						Administration, Chief Financial Officer,
						Treasurer and Secretary
David E. Mahan			Executive Vice President--Marketing
						and Strategic Planning
Michael H. Donnellan		Vice President--Field Operations
Thomas Fabbricatore		Vice President--Business Systems
Anthony D. Vermette		Vice President--Sales
Frederick Kunzi			Vice President and Chief Technology Officer
Jeffrey C. Lavin			Vice President--Corporate Development
Russell Oliver			Vice President--Network Operations
Katherine D. Courage		Director
Henry Hermann			Director
Kevin J. Maroni			Director
J. Richard Murphy			Director
Mark E. Nunnelly			Director
Carl Redfield			Director
Richard J. Santagati		Director
Ralph C. Sillari			Director
Scott M. Sperling			Director
Ralph S. Troupe			Director


   Robert J. Fabbricatore, a founder of the Company and a director since its inception in 1980, became Chairman of the Board of Directors in March 1983 and served as President from October 1993 to August 1995. Robert J. Fabbricatore is the brother of Thomas Fabbricatore, Vice President-Business Systems.

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

   David E. Mahan joined the Company in October 1995 as Vice President-- Marketing and Strategic Planning and was named Executive Vice President - Marketing and Strategic Planning in November 1999. Prior to joining the Company, Mr. Mahan held a number of senior management level positions with NYNEX, including Vice President--Sales Channel Management from 1993 to 1995.

   Michael H. Donnellan has been employed by the Company since 1988 in a number of positions. He was named Vice President--Field Operations in 1995.

   Thomas Fabbricatore has been employed by the Company since 1982 in a number of positions. He was named Vice President--Business Systems in 1999. Thomas Fabbricatore is the brother of Robert J. Fabbricatore.

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

   Jeffrey C. Lavin joined the Company in June 1998 as Vice President-- Corporate Development. Mr. Lavin has 20 years of sales and operational management experience in the telecommunications industry. From December 1996 to May 1998, Mr. Lavin was Vice President of Sales, Americas/Asia Pacific for NovaSoft Systems, Inc., a software development corporation. From 1979 to 1996, Mr. Lavin was employed by Comlink Incorporated, a communications network integrator, most recently as Senior Vice President. Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Lavin served as Vice President and General Manager of Network Systems Integration.

   Russell Oliver joined the Company in October 1999 as Vice President-- Network Operations. From 1985 to 1996, Mr. Oliver was employed by by Comlink Incorporated, a communications network integrator, most recently as Vice President of Operations, Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Oliver served as Vice President of Network Systems Integration. From September 1998 to October 1999, Mr. Oliver was employed by LaVigne as Vice President of Operations, where he was responsible for network systems integration throughout North America. Mr. Oliver serves on the Board of Directors of BICSI, a non-profit association that promotes standards and education throughout the telecommunications industry.

   Katherine D. Courage became a director of the Company in April 1999.
Ms. Courage is a managing director in the Global Telecommunications and Media Group in the Investment Banking Department of Credit Suisse First Boston, one of the underwriters of our earlier common stock offerings. Prior to joining Credit Suisse First Boston in September 1996, Ms. Courage worked at Salomon Brothers Inc. for ten years where she was a managing director in the Global Telecommunications Group. Ms. Courage currently serves as a director of NorthEast Optic Network, Inc. Credit Suisse First Boston Equity Partners, L.P., as a Series B preferred stockholder, has appointed Ms. Courage as its designee to the Company's Board of Directors.

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

   Kevin J. Maroni became a director of the Company in April 1998 as one of the two designees of the Series A preferred stockholders. Mr. Maroni is a managing general partner of Spectrum which he joined at inception in 1994. Spectrum is a leading private equity fund which manages over $2.7 billion of capital for investment in the communications service and infrastructure industries. Prior to joining Spectrum, he worked at Time Warner Telecommunications and Harvard Management Company. Mr. Maroni is a director of Adero, Inc.; PathNet, Inc.; Formus Communications, Inc.; SevenSpace, Inc.; Mobile Satellite Ventures, LLC; and Dominion 700, Inc.
Mr. Maroni received an M.B.A. from Harvard Business School and a B.A. from the University of Michigan.

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

   Carl Redfield became a director of the Company in January 1999. He has been Senior Vice President, Manufacturing and Logistics of Cisco since February 1997. From September 1993 to February 1997 he was Vice President of Manufacturing. Mr. Redfield also is a director of VA Linux Systems Inc.
and iBasis Inc.

   Richard J. Santagati became a director of the Company in September
1991. He has been the President of Merrimack College in North Andover, Massachusetts since 1994. From March 1992 to February 1994, Mr. Santagati was the Chairman of the Board, Chief Executive Officer and President of Artel Communications Corp., a publicly held data communications firm located in Hudson, Massachusetts. Mr. Santagati also serves as a director of Celerity Solutions, Inc., a software company.

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

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The balance of the information required by Item 10 of Part III of this Annual Report, and Items 11 through 13 of Part III of this Annual Report are incorporated by reference to the corresponding items in our definitive proxy statement to be filed with the Securities and Exchange Commission in April 2001.



                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a)  The following documents are filed as part of this report:

(1)  Financial Statements:

Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000 Consolidated Statements of Operations for the nine months ended
 December 31, 2000 and the years ended March 31, 2000 and 1999
Consolidated Statements of Stockholders' Equity (Deficit) for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 Consolidated Statements of Cash Flows for the nine months ended
 December 31, 2000 and the years ended March 31, 2000 and 1999

Notes to Consolidated Financial Statements

(2)  Financial Statement Schedule:
Schedule II - Valuation and Qualifying Accounts
Financial statement schedules not included have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements or notes.

(3)  Exhibits:
The following Exhibits are either filed herewith or have heretofore been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings.

Exhibit No.  Title
------------  -----
3.1       Restated Articles of Incorporation (11)
3.2       Certificate of Designation for Series B Convertible
          Preferred Stock (5)
3.3       Amended and Restated By-Laws (4)
4.1       Form of Common Stock Certificate (3)
10.1      1996 Stock Option Plan, as amended (1)
10.2      1993 Stock Option Plan (3)
10.3      Employee Stock Purchase Plan (2)
10.4      Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5      Sublease for premises at 360 Second Ave., Waltham, MA (3)
10.6      Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7      Lease for premises at 120 Broadway, New York, NY (3)
10.8      Agreement dated February 1, 1996 between NYNEX and CTC Communications
          Corp. (3)
10.9      Agreement dated May 1, 1997 between Pacific Bell and CTC
          Communications Corp. (3)
10.10     Agreement dated January 1, 1996 between SNET America, Inc. and CTC
          Communications Corp. (3)
10.11     Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC
          Communications Corp., as amended (3)
10.12     Agreement dated August 19, 1996 between Innovative Telecom Corp. and
          CTC Communications Corp. (3)
10.13     Agreement dated October 20, 1994 between Frontier Communications
10.14     Agreement dated January 21, 1997 between Intermedia Communications
          Inc. and CTC Communications Corp. (3)
10.16     Securities Purchase Agreement dated April 10, 1998 among CTC
          Communications Corp. and the Purchasers named therein (4)
10.17     Registration Rights Agreement dated April 10, 1998 among CTC
          Communications Corp. and the Holders named therein (4)
10.18     Form of Warrant dated April 10, 1998 (4)
10.19     Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P.
          and Fleet National Bank (6)
10.20     Agreement with Cisco Systems Capital Corp. dated as of October 14, 1998 (7)
10.21     Warrant dated July 15, 1998 issued to Spectrum (8)
10.22     Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23     Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24     Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25     1998 Incentive Plan, as amended (1)
10.26     Loan Agreement dated as of March 15, 1999 by and between CTC
          Communications Corp, TD Dominion (Texas), Inc. & TD Securities(USA), Inc.(9)
10.27     Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc. (9)
10.28     1999 Equity Incentive Plan for Non-Employee Directors (1)
10.29     Series B Preferred Stock Purchase Agreement dated as of March 22, 2000. (5)
10.30     Series B Preferred Stock Registration Rights Agreement
          dated as of March 22, 2000. (5)
10.31     Amendment No. 1 to Loan and Security Agreement dated as of
          September 30, 1999 among CTC Communications Corp., Fleet
          National Bank and Goldman Sachs Credit Partners L.P. (12)
10.32**   Dark Fiber IRU Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.33**   Carrier Services Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.34     $225 Million Credit Agreement with TD Securities (USA) Inc. and the other parties to the agreement dated as of March 30, 2000 (++)
10.35     Lease for premises at 115-125 Bear Hill Rd., Waltham MA 02451(++)
10.36     2000 Flexible Stock Plan (13)
23        Consent of Ernst & Young LLP (++)
27        Financial Data Schedule (++)
99        Risk Factors (++)

------------------
++  Filed herewith.
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-93735).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated May 15, 1998.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated April 19, 2000.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 2, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated November 6, 1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 (File No. 333-77709).
(10) Incorporated by reference to an Appendix filed as part of the Registrant's Schedule 14A (Amendment No. 2) filed on June 4, 1999.
(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 1, 1999.

(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(13) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-44402).

** PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT

(4)    Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended December 31, 2000:

Date        Items Reported
----        --------------
November 21, 2000.  Announcement of obtaining Signaling System Seven certification for Western Massachusetts; Announcement of opening of first of two data centers providing web hosting and collocation services.

December 20, 2000.  Announcement of fully funded local fiber build out plan.

December 27, 2000.  Announcement that alpha testing of switched local voice services on packet based network has been completed.

December 27, 2000.  Announcement that six beta customers are using the packet based network.

                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 30th DAY OF MARCH, 2001.
                                    CTC Communications Group, Inc.

                                    By: /s/ Robert J. Fabbricatore
                                     ----------------------------------------
                                        Robert J. Fabbricatore,
                                        Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                     TITLE                 DATE
         ---------                     -----                 ----
/s/ Robert J. Fabbricatore    Chairman of the Board      March 30, 2001
----------------------------  and Chief Executive
Robert J. Fabbricatore        Officer, Director

/s/ John D. Pittenger         Chief Financial Officer    March 30, 2001
----------------------------  and Chief Accounting
John D. Pittenger             Officer

Katherine D. Courage          Director

/s/ Henry Hermann             Director                   March 30, 2001
----------------------------
Henry Hermann

Kevin J. Maroni               Director

/s/ J. Richard Murphy         Director                   March 30, 2001
----------------------------
J. Richard Murphy

/s/ Mark E. Nunnelly          Director                   March 30, 2001
----------------------------
Mark E. Nunnelly

Carl Redfield                 Director

/s/ Richard J. Santagati      Director                   March 30, 2001
----------------------------
Richard J. Santagati

/s/ Ralph C. Sillari          Director                   March 30, 2001
----------------------------
Ralph C. Sillari

Scott M. Sperling             Director

/s/ Ralph S. Troupe           Director                   March 30, 2001
----------------------------
Ralph S. Troupe

                         CTC COMMUNICATIONS GROUP, INC.

                       Index to Financial Statements

Audited Consolidated Financial Statements
Management's responsibility for financial statements.........................   F-1
Report of Independent Auditors...............................................   F-2
Consolidated Balance Sheets as of December 31, 2000 and March 31, 2000.......   F-3
Consolidated Statements of Operations for the nine months ended
 December 31, 2000 and the years ended March 31, 2000 and 1999...............   F-4
Consolidated Statements of Stockholders' Equity (Deficit) for the nine
 months ended December 31, 2000 and the years ended March 31, 2000 and 1999..   F-5
Consolidated Statements of Cash Flows for the nine months ended
 December 31, 2000 and the years ended March 31, 2000 and 1999...............   F-7
Notes to Consolidated Financial Statements...................................   F-8



------------------------------




MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


Management is responsible for the preparation of the consolidated financial statements and related information for CTC Communications Group, Inc. appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present CTC Communications Group, Inc.'s financial position and results of operations in conformity with accounting principles generally accepted in the United States. Management has also included in the consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

The independent auditors audit the consolidated financial statements in conformity with accounting principles generally accepted in the United States and provide an objective, independent review of the fairness of reported operating results and consolidated financial position.

The Board of Directors of CTC Communications Group, Inc. has an Audit Committee composed of four non-management directors. The Committee meets periodically with financial management and the independent auditors to review accounting, control and financial reporting matters applicable to CTC Communications Group, Inc.

                      Report of Independent Auditors


Board of Directors

CTC Communications Group, Inc.

  We have audited the accompanying consolidated balance sheets of CTC Communications Group, Inc., as of December 31, 2000 and March 31, 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Communications Group, Inc. at December 31, 2000 and March 31, 2000, and the consolidated results of its operations and its cash flows for the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                     /s/ Ernst & Young LLP

Boston, Massachusetts
February 15, 2001,
    except for Notes 4 and 6,
    as to which the date is
    March 14, 2001

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                               December 31,      March 31,
                                                                  2000             2000
                                                               -----------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                 $80,029,442     $20,093,156
     Accounts receivable, less allowance for doubtful
         accounts of $4,501,672 and $2,000,000 in December
         and March 2000, respectively                           43,137,423      39,965,335
     Prepaid commissions                                         2,518,995       2,040,482
     Prepaid expenses and other current assets                   1,030,603       1,437,051
     Notes receivable from stockholders                          6,375,135               -
     Amounts due from employees                                    212,304          98,500
                                                              -------------    -------------
     Total current assets                                      133,303,902      63,634,524
    Property and equipment:
     Property and equipment                                    259,615,413     120,604,893
     Accumulated depreciation and amortization                 (63,873,598)    (29,369,433)
                                                              -------------    -------------
     Total property and equipment, net                         195,741,815      91,235,460

    Deferred financing costs, net of amortization                6,403,413       3,099,424
    Other assets                                                 8,679,463       4,263,944
                                                              -------------    -------------
     Total assets                                             $344,128,593    $162,233,352
                                                              ==============  ==============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $49,461,550     $46,328,757
     Accrued salaries and related taxes                          3,282,079       2,482,800
     Current portion of obligations under capital leases        27,055,850       8,413,414
     Current portion of notes payables                           1,983,984       1,749,342
                                                              -------------    -------------
     Total current liabilities                                  81,783,463      58,974,313

    Long term debt:
     Obligations under capital leases, net of current portion   52,763,576      15,031,108
     Notes payable, net of current portion                     103,018,589     103,928,207
                                                              -------------    -------------
     Total long term debt                                      155,782,165     118,959,315

    Commitments and contingencies:
    Series B redeemable convertible preferred stock, par
      value $1.00 per share; authorized 10,000,000 shares
      in 2000, 200,000 shares issued and outstanding at
      December 31, and no shares issued and outstanding
      at March 31,2000, respectively (liquidation
      preference $255,546,343 at December 31, 2000)            203,249,272              -

    Stockholders' deficit:
     Common stock, par value $.01 per share; authorized
      100,000,000 shares, 26,582,137 and 25,773,578 shares
      issued and outstanding at December 31 and
      March 31, 2000, respectively                                 265,821         257,736
     Additional paid-in capital                                 93,300,483      90,652,020
     Deferred compensation                                         (26,910)       (106,410)
     Retained deficit                                         (190,225,701)   (106,503,622)
                                                              -------------   --------------
     Total stockholders' deficit                               (96,686,307)    (15,700,276)
                                                              -------------   --------------
     Total liabilities and stockholders' deficit              $344,128,593    $162,233,352
                                                             ==============   ==============
The accompanying notes are an integral part of these
consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        Nine Months Ended    Year Ended March 31,
                                                        December 31, 2000     2000          1999
                                                        ----------------  -----------  ------------
Telecommunications revenues                                $170,352,695  $153,100,934   $70,963,692
Operating costs and expenses:
  Cost of telecommunications revenues
    (excluding depreciation and amortization)               133,196,099   119,585,548    61,865,904
  Selling, general and administrative expenses               63,421,022    56,676,773    52,521,397
  Depreciation and amortization                              34,916,209    18,753,667     3,778,083
                                                           -----------------------------------------
     Total operating costs and expenses                     231,533,330   195,015,988   118,165,384
                                                           -----------------------------------------
Loss from operations                                        (61,180,635)  (41,915,054)  (47,201,692)

Other income (expense):
  Interest income                                             4,935,575       996,283       184,312
  Interest expense                                          (13,081,070)  (16,162,835)   (5,825,328)
  Other income                                                        -         8,519        77,724
                                                           -----------------------------------------
     Total other expense                                     (8,145,495)  (15,158,033)   (5,563,292)
                                                           -----------------------------------------
Loss before income taxes, extraordinary item
   and cumulative effect of change in accounting principle  (69,326,130)  (57,073,087)  (52,764,984)
Income tax benefit                                                    -             -    (1,527,000)
                                                           -----------------------------------------
Loss before extraordinary item and
   cumulative effect of change in accounting principle      (69,326,130)  (57,073,087)  (51,237,984)

Extraordinary item - early extinguishment of debt                     -    (2,430,456)            -
                                                           -----------------------------------------
Loss before the cumulative effect of change in
  accounting principle                                      (69,326,130)  (59,503,543)  (51,237,984)
Cumulative effect of change in accounting principle          (2,878,949)             -             -
                                                           -----------------------------------------
Net Loss                                                   ($72,205,079) ($59,503,543) ($51,237,984)
                                                           ==============================================

Net Loss available to common stockholders                  ($83,722,079) ($61,112,894) ($52,465,792)
                                                           ==============================================
Loss  per common share excluding extraordinary item and
     cumulative effect of change in accounting principle
     Basic and Diluted                                           ($3.08)       ($2.89)       ($3.45)
Loss per common share before cumulative effect of change
     in accounting principle
     Basic and Diluted                                           ($3.08)       ($3.01)       ($3.45)
Cumulative effect of change in accounting principle               (0.11)            -             -
                                                           -----------------------------------------
Net loss per common share
     Basic and Diluted                                           ($3.19)       ($3.01)       ($3.45)
Weighted average number of shares used in computing         =============================================
     net loss per common share:
     Basic and Diluted                                       26,249,173    20,320,626    15,196,052
                                                           =============================================
Pro forma amounts assuming the accounting change
    is applied retroactively:

        Loss before extraordinary item                     ($69,326,130) ($57,914,190) ($51,274,825)
        Net loss                                           ($69,326,130) ($60,344,646) ($51,274,825)
        Net loss per common share                                ($3.08)       ($3.05)       ($3.46)

The accompanying notes are an integral part of these consolidated financial statements.

                                                F-4

CTC Communications Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

                             Common Stock       Additional                 Retained                 Amount
                         ---------------------   Paid-In      Deferred     Earnings    Treasury    Due From
                           Shares    Par Value   Capital    Compensation  (Deficit)     Stock    Stockholders    Total
                         ----------  ---------  ----------  ------------ ------------  --------  ------------ -----------
Balance at March 31,
 1998...................  9,980,661   $99,806   $5,245,704  $(318,410)    $7,075,060     --      $(135,825)  $11,966,335
 Issuance of stock
  pursuant to employee
  stock purchase plan...     14,700       147       98,252         --             --        --          --        98,399
 Exercise of employee
  stock options.........    366,482     3,665      235,806         --             --        --     (31,025)      208,446
 Acquisitions of
  treasury stock........         --        --           --         --             -- $(107,462)         --      (107,462)
 Retirement of treasury
  stock.................     (9,330)      (93)    (107,369)        --             --   107,462          --            --
 Deferred compensation..         --        --           --    106,000             --        --          --       106,000
 Receipt of amounts due
  from stockholders.....         --        --           --         --             --        --     135,825       135,825
 Issuance of common
  stock purchase
  warrants..............         --        --    2,914,423         --             --        --          --     2,914,423
 Preferred stock
  dividend..............         --        --           --         --     (1,079,364)       --          --    (1,079,364)
 Accretion of offering
  costs related to
  redeemable convertible
  preferred stock.......         --        --           --         --        (28,000)       --          --       (28,000)
 Accretion of warrants
  related to Series A
  Redeemable Convertible
  Preferred Stock.......         --        --           --         --       (120,444)       --          --      (120,444)
 Net loss...............         --        --           --         --    (51,237,984)       --          --   (51,237,984)
                         ----------  --------   ----------  ---------   ------------  --------   ---------  -------------
Balance at March 31,
 1999................... 10,352,513  $103,525   $8,386,816  $(212,410)  $(45,390,732)       --    $(31,025) $(37,143,826)


(table continued on next page)

                                          CTC Communications Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)
(table continued)

                             Common Stock       Additional                 Retained                 Amount
                         ---------------------   Paid-In      Deferred     Earnings    Treasury    Due From
                           Shares    Par Value   Capital    Compensation  (Deficit)     Stock    Stockholders    Total
                         ----------  ---------  ----------  ------------ ------------  --------  ------------ -----------
Balance at March 31,
 1999................... 10,352,513  $103,525   $8,386,816  $(212,410)  $(45,390,732)        --  $(31,025)  $(37,143,826)

 Issuance of stock
  pursuant to employee
  stock purchase plan...     16,875       169      183,465         --             --         --        --        183,634
 Exercise of employee
  stock options.........  1,339,979    13,400    7,179,737         --             --         --        --      7,193,137
 Issuance of common
  stock.................  4,025,000    40,250   61,758,528         --             --         --        --     61,798,778
 Issuance of common
  stock due to stock
  split.................  7,740,882    77,408      (77,408)        --             --         --        --             --
 Noncash stock
  compensation..........     10,503       105    2,456,934         --             --         --        --      2,457,039
 Acquisition of treasury
  stock.................         --        --           --         --             -- $(3,494,121)      --     (3,494,121)
 Retirement of treasury
  stock.................    (88,834)     (888)  (3,493,233)        --             --   3,494,121       --             --
 Deferred compensation..         --        --           --    106,000                        --        --        106,000
 Receipt of amounts due
  from stockholders.....         --        --           --         --             --         --    31,025         31,025
 Accretion of offering
  costs related to
  Series A convertible
  preferred stock.......         --        --           --         --       (112,000)        --        --       (112,000)
 Accretion of warrants
  related to Series A
  convertible preferred
  stock.................         --        --           --         --       (296,888)        --        --       (296,888)
 Preferred stock
  dividend..............         --        --           --         --     (1,200,459)        --        --     (1,200,459)
 Conversion of Series A
  convertible preferred
  stock to common stock   2,376,660    23,767   14,257,181         --             --         --        --     14,280,948
 Net loss...............         --        --           --         --    (59,503,543)        --        --    (59,503,543)
                         ----------  --------   ----------  ---------   ------------   ---------   --------- ------------
Balance at
 March 31, 2000......... 25,773,578   257,736   90,652,020   (106,410)  (106,503,622)        --         --   (15,700,276)

 Issuance of stock
  pursuant to employee
  stock purchase plan...      5,689        57      135,341         --             --         --        --        135,398
 Exercise of employee
  stock options.........    938,733     9,387    4,499,809         --             --         --        --      4,509,196
 Acquisition of treasury
  stock.................         --        --           --         --             --  (1,988,046)      --     (1,988,046)
 Retirement of treasury
  stock.................   (135,863)   (1,359)  (1,986,687)        --             --   1,988,046       --             --
 Deferred compensation..         --        --           --     79,500                         --       --         79,500
 Accretion of offering
  costs related to
  Series B redeemable
  convertible preferred
  stock                .         --        --           --         --     (1,033,466)         --       --     (1,033,466)
 Preferred stock
  dividend..............         --        --           --         --    (10,483,534)         --       --    (10,483,534)

 Net loss..............          --        --           --         --    (72,205,079)         --       --    (72,205,079)
                         ----------  --------   ----------  ---------   ------------    ---------  --------- ------------
Balance at
 December 31, 2000...... 26,582,137  $265,821  $93,300,483  $ (26,910) $(190,225,701)      --         --    $(96,686,307)
                         ==========  ========  ===========   =========  ============== ======== ========== ==============

The accompanying notes are an integral part of these consolidated financial statements.
F-6

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               Nine Months Ended  Year Ended March 31,
                                               December 31, 2000   2000          1999
                                               ----------------  -----------  ------------
        Operating Activities:
         Net loss                                       $(72,205,079)  $(59,503,543)   $(51,237,984)
         Adjustments to reconcile net loss to net cash
          provided by (used in)operating activities:
          Extraordinary item-early extinguishment of
            debt                                                   -      2,430,456               -
          Depreciation and amortization                   34,916,209     18,753,667       3,778,083
          Interest related to warrants and certain fees      704,671      2,754,556       1,103,960
          Provision for doubtful accounts                  2,950,521      1,528,564       4,988,698
          Deferred income taxes                                    -              -       1,597,000
          Stock-based compensation                            79,500      2,563,039         106,000
          Gain on sale of property and equipment            (247,740)             -               -
         Changes in operating assets and liabilities:
          Accounts receivable                             (6,122,609)   (22,292,968)     (6,901,446)
          Prepaid commissions                               (478,513)       459,518      (2,212,700)
          Prepaid expenses and other current assets          406,448       (414,853)       (517,762)
          Amounts due from employees                        (113,804)       (42,928)         29,182
          Income taxes receivable                                  -      2,313,070        (122,731)
          Deferred financing costs and other assets       (8,429,466)    (5,247,944)     (3,831,046)
          Accounts payable and accrued expenses            3,132,793     18,889,269      19,067,013
          Accrued salaries and related taxes                 799,279        826,433         900,208
                                                        ---------------------------------------------
          Net cash used by operating activities          (44,607,790)   (36,983,664)    (33,253,525)
         Investing Activities:
          Additions to property and equipment            (73,554,572)   (41,667,211)     (6,282,234)
          Sale of equipment                                  247,740              -               -
          Deposits for property and equipment                      -     (2,053,900)              -
          Notes receivable from stockholders              (6,375,135)             -               -
                                                        ---------------------------------------------
          Net cash used in investing activities          (79,681,967)   (43,721,111)     (6,282,234)
         Financing Activities:
          Proceeds from the issuance of Series B
           Redeemable Convertible Preferred Stock,
           net of offering costs                         191,732,271             -               -
          Proceeds from the issuance of Series A
           Redeemable Convertible Preferred Stock,
           net of offering costs                    -              -     11,861,321
          Proceeds from the issuance of common stock       2,656,548     65,681,228         230,408
          Amounts due from stockholders, net                       -         31,025         104,800
          Borrowings under notes payable                  25,000,000    185,165,892      51,461,924
          Repayment of notes payable                     (26,074,674)  (147,996,587)    (23,177,071)
          Repayment of capital lease obligations          (9,088,102)    (4,337,885)       (859,295)
                                                        ---------------------------------------------
         Net cash provided by financing activities       184,226,043     98,543,673      39,622,087
                                                        ---------------------------------------------
         Increase in cash and cash equivalents            59,936,286     17,838,898          86,328
         Cash and cash equivalents at beginning of year   20,093,156      2,254,258       2,167,930
                                                        ---------------------------------------------
         Cash and cash equivalents at end of period      $80,029,442    $20,093,156      $2,254,258
                                                        =============================================

        Supplemental disclosure of cash flow information:
         Cash paid for interest                          $11,617,264    $13,408,279      $2,666,613
         Cash received for income taxes                            -    $(2,463,571)    $(3,001,000)
        Noncash investing and financing activities:
         Receipt of common stock in exercise of
          stock options                                   $1,988,046     $3,494,121        $107,462
         Network and related equipment
          acquired under capital leases                  $65,463,006    $16,547,964     $10,747,665
         Network and related equipment
          acquired under notes payable                      $362,615    $12,972,029     $19,010,820
         Common stock purchase warrants issued in
          connection with notes payable and Series
          A Redeemable Convertible Preferred Stock                 -               -     $2,914,423
         Conversion of Series A Redeemable Convertible
          Preferred Stock to common stock                          -    $14,280,948               -

The accompanying notes are an integral part of these financial statements.

                         CTC Communications Group, Inc.
                    Notes to Consolidated Financial Statements
                              December 31, 2000

1. Nature of Business

 The Company

   CTC Communications Group, Inc., through its wholly-owned operating subsidiary, CTC Communications Corp. (the "Company") is an integrated communications provider ("ICP"), which offers voice and data services predominantly to medium and larger-sized business customers in the Northeast and Mid-Atlantic states. Prior to becoming an ICP in January 1998, the Company, since 1984, had been a sales agent for Verizon (formerly Bell Atlantic). The Company has also offered long distance and data services under its own brand name since 1994. In January 1999, the Company began deploying a packet-switched network in its existing markets. The Company operates in a single industry segment providing telecommunication service to medium and larger-sized business customers.

   In March 2000, the Company obtained a $225 million senior secured credit facility, (the "Senior Facility") as disclosed in Note 6. The proceeds were used to repay an existing revolving line of credit and vendor financing facility. As of December 31, 2000, the Company had borrowed $100 million against the facility, of which $43 million was used to pay off the existing line of credit and $25 million was used to pay off the vendor financing facility and the balance was used for working capital.

   As more fully disclosed in Note 9, on May 15, 2000, the Company completed a $200 million private equity financing of 8.25% Series B redeemable convertible preferred stock.

   As the Company continues to deploy its network, further penetrates its existing region and expands into new markets throughout the Boston-Washington, D.C. corridor, the Company may need significant amounts of additional capital. The Company believes that proceeds available from the preferred stock financing described above, the senior secured facility described in Note 6, cash on hand and the amounts expected to be available under its bank and lease financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. We also believe that the above noted sources fully fund our business plan. During this period the Company may seek to raise additional capital through the issuance of debt or equity securities, the timing of which will depend on market conditions. The Company may also seek to raise additional capital through vendor financing, equipment lease financing or bank loans.

   There can be no assurance that additional financing will be available on terms acceptable to the Company when needed or if at all. The agreements governing its existing indebtedness limit its ability to obtain debt financing. If the Company is unable to obtain financing when needed, it may delay or abandon its development and expansion plans which could have a material adverse effect on its business, results of operations and financial condition. The actual timing and amount of its capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of its expansion into new markets, the extent of competition and pricing of telecommunications services by others in its markets, the demand by customers for its services, technological change and potential acquisitions.

2. Summary of Significant Accounting Policies

 Basis of Presentation

    The accompanying consolidated financial statements include the accounts of CTC Communications Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

   At the Annual Meeting of the Company's Board of Directors held on July 27, 2000, the Company changed its fiscal year from a twelve month period ending March 31 of each year to a twelve month period ending December 31 of each year. The consolidated financial statements include presentation of the nine month transition period beginning April 1, 2000 and ending December 31, 2000.

   The following table presents certain financial information for the nine months ended December 31, 2000 and 1999 (restated for SAB 101 as discussed in Note 2), respectively.

                                               Nine months ended December 31,
                                                    2000             1999
                                                -----------      ------------
                                                                 (Unaudited)

 Telecommunications revenue                     $170,352,695    $102,591,294
 Costs of telecommunications revenue             133,196,099      82,076,436
  (excluding depreciation and amortization)
 Loss from operations                            (61,180,635)    (32,075,774)
 Net loss                                        (72,205,079)    (43,456,338)
 Net loss per share, basic and diluted                $(3.19)         $(2.30)
                                                ============     ============

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

     Furniture, fixture, vehicles and equipment................ 3-7 years
     Network and related equipment............................. 3-5 years
     Building ................................................. 14 years
     Fiber .................................................... 15 years

   Leasehold improvements and assets under capital leases are amortized over the lesser of the lease term or the useful life of the property, usually 3-5 years.

 Impairment of Long-Lived Assets

   In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

   In late 2000, the Company reviewed its collocation agreements based on its current fiber deployment strategy and concluded that it no longer requires all of the collocation sites originally planned enabling a consolidation of collocation sites. Consequently, the collocation consolidation resulted in a $2.4 million write-off of collocation costs as a component of general and administrative expenses.

 Revenue Recognition

   Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services.
Revenues related to usage are recognized as usage accrues.

   Retroactive to April 1, 2000, the Company revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers. The new method of accounting defers recognition of monthly recurring service fees to the period in which the service is available to the customer. The cumulative effect of the change resulted in a charge to income of $2,879,000 which is included in the net loss for the nine months ended December 31, 2000. The effect of the change on the nine months ended December 31, 2000 was to increase the loss before the cumulative effect of the accounting change by $1,018,000 ($0.04 per share).

   For the three months ended June 30, 2000, the Company recognized $9,649,000 in revenue that was included in the cumulative effect adjustment as of April 1, 2000. The effect of that revenue in the first quarter was to increase income by $2,506,000 during that period.

 Deferred Financing Costs

   In connection with certain financing arrangements consummated during March of 2000, the Company capitalized $3,971,577 and $3,099,424 of financing costs during the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively. These costs represent professional and debt origination fees. The March 2000 financing arrangement is being amortized over the life of the agreement. Due to the early extinguishment of the fiscal 1999 financing arrangements, the unamortized balance of the deferred financing costs and unamortized value of the warrants relating to those agreements were recognized as an extraordinary expense item in the fiscal year ended March 31, 2000. For the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000, the Company recorded amortization, excluding the extraordinary expense item, of $667,588 and $1,743,958, respectively, related to deferred financing costs associated with the March 2000 and fiscal 1999 financing arrangements respectively.

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

Risks and Uncertainties

  Concentration of Credit Risk

   Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Until utilized, the net proceeds from the TD credit facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities which minimizes the concentration of credit risk with respect to cash and cash equivalents. Concentration of credit risk with respect to accounts receivable at December 31, 2000 and March 31,2000 was minimized by the large number of customers across New England and New York State. The Company reduces its risk of loss through periodic review of customer creditworthiness and generally does not require deposits.

 Fair Value of Financial Instruments

   Under SFAS No. 107, "Disclosure About the Fair Value of Financial Instruments," the Company is required to disclose the fair value of financial instruments. At December 31, 2000 and March 31, 2000, the Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, and notes payable. The fair value of these financial instruments, excluding the notes payable, approximates their cost due to the short-term maturity of these financial instruments.
Of the $105,002,573 total notes payable, the carrying value of $100,000,000 approximates fair value due to the variable interest rates on the Note. The carrying value of the remaining notes payable of $5,002,573 are not materially different than their estimated fair value.

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


 Leases

   Leases, in which the Company is the lessee and which transfer substantially all of the risks and benefits of ownership to the Company, are classified as capital leases. Accordingly, assets and liabilities are recorded at amounts equal to the lesser of the present value of the minimum lease payments or the fair value of the leased property or equipment at the beginning of the respective lease terms. Interest expense relating to the lease obligations is recorded to effect constant rates of interest over the terms of the lease. Leases which do not meet capital lease criteria are classified as operating leases and the related rentals are charged to expense as incurred.

 Segment Information

   Effective April 1, 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No.131). SFAS No. 131 superseded FASB Statement No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. SFAS No. 131 also establishes standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS No. 131 did not affect results of operations, financial position, or the footnote disclosure, as the Company operates in a single industry segment. The Company will continue to assess the impact of SFAS No. 131 and modify its reporting and disclosure requirements if necessary.

 Recent Accounting Pronouncements

   In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, as amended, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133, as amended") as amended by SFAS Nos. 137 and 138, which establishes accounting and reporting standards for derivative instruments, including derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133, as amended, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company, which entered into an interest rate swap and collar in September 2000 (as disclosed in Note 6), is required to adopt the new Standard effective January 1, 2001. Because of the structure of the derivatives purchased by the Company, management does not anticipate that the adoption of SFAS No. 133, as amended, will have a significant effect on earnings or the financial position of the Company.

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified be accounted for as variable. The Company modified one stock option agreement in April 1999, which resulted in a stock compensation charge of approximately $2.2 million. No other option grants have been modified. Therefore, the adoption of the Interpretation will not have an impact on the Company's consolidated financial statements, unless modifications are made in the future.

3. Property and Equipment

   Property and equipment, at cost, and related accumulated depreciation and amortization balances are as follows:
                                                     December 31,  March 31,
                                                        2000        2000
                                                     ----------- -----------
Furniture, fixtures, vehicles and equipment.........$  5,922,131 $ 5,455,042
Network and related equipment....................... 115,141,984  80,536,390
Leasehold improvements..............................  21,170,502   3,660,732
Fiber and related equipment.........................  17,627,621           -
Assets under capital lease .........................  99,753,175  30,952,729
                                                     ----------- -----------
                                                     259,615,413 120,604,893
Less accumulated depreciation and amortization......  63,873,598  29,369,433
                                                     ----------- -----------
                                                    $195,741,815 $91,235,460
                                                     =========== ===========

Assets under capital lease principally consist of $65.0 million of network and related equipment, $12.7 million of fiber and related equipment, $10.4 million of furniture and fixtures, $10.0 million of buildings and $1.6 million of leasehold improvements. Amortization expense of capital lease assets is included in depreciation expense. Capitalized interest of $3,659,000 and $415,000 were recorded in the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000, respectively.

4. Related-Party Transactions

   The installation of certain telecommunications equipment and certain related activities are generally subcontracted to a company in which the Chairman of the Company is the major shareholder. In addition, equipment is purchased from this company. Amounts paid to this company for hardware and services, based on fair market value, aggregated $3,928,713, $1,361,430 and $499,257 during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

   The Company leases office space from a trust in which the Chairman is a beneficiary. Rent expense for these facilities aggregated $38,688, $51,584 and $125,904 during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively. One of those leases expired during fiscal 1999. The remaining lease expires during fiscal 2002.

   The Company subleases space to a company controlled by the Chairman of the Company. Terms of the sublease are identical to those included in the Company's lease. Sublease rental income totaled $100,862, $108,326 and $106,293 during the nine months ended December 31, 2000 and the years ended March 31, 2000 and 1999, respectively.

  In May 2000, the Company entered into a 15 year lease for approximately 71,250 feet from a limited liability company in which two executive officers, including the Chairman, own a majority of membership interests, and in which three executive officers each own a minority membership interest. The payments under this lease were $1,162,982 for the nine months ended December 31, 2000. The Company has funded an escrow account guarantee for this lease in the sum of $2.5 million as well as a security deposit of $889,050 as of December 31, 2000. This lease has been accounted for as a capital lease.

  As of December 31,2000, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $6,375,135 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. During March 2001, $5,414,676 was repaid together with interest due and $960,459 of these loans remains outstanding.


5. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of the following:

                                                      December 31,  March 31,
                                                         2000         2000
                                                      -----------   ----------
   Trade accounts payable and accrued
     telecommunication costs......................... $41,174,477  $39,701,538
   Sales tax payable.................................   7,209,500    6,337,569
   Other accrued expenses............................   1,077,573      289,650
                                                      -----------  -----------
                                                      $49,461,550  $46,328,757
                                                      ===========  ===========

6. Financing Arrangements

   In September 1998, the Company entered into an agreement providing for a revolving line of credit agreement (the "Revolving Line of Credit") with a consortium of lenders, providing for a three year senior secured credit facility of up to $75,000,000. Advances under the Revolving Line of Credit were subject to interest at the prime rate plus 1.75% per annum. The outstanding debt was secured by all the Company's assets excluding those acquired through purchase money financing. The Company paid a one-time up front fee of $2,531,250, representing 3.375% of the facility. This one-time up front fee was capitalized as a deferred financing cost and amortized as interest expense over the term of the Revolving Line of Credit. Warrants to purchase an aggregate of 1,461,618 shares of the Company's common stock at an exercise price of $4.50 per share were issued to the lenders in connection with the transaction. The fair value of the warrants of $1,909,848 was amortized and included in interest expense over the term of the Revolving Line of Credit. Borrowings under the Revolving Line of Credit were repaid from the senior secured credit facility obtained in March 2000 and described below.

   In October 1998, the Company entered into a three year vendor financing facility (the "Vendor Financing Facility"). Under the terms of the agreement, the Company agreed to a $25,000,000 volume purchase commitment from this vendor. Outstanding borrowings were subject to interest at 12.5% per annum. Borrowings under the Vendor Financing Facility were repaid from the senior secured credit facility consummated in March 2000 described below.

   In March 1999, the Company entered into an unsecured credit facility (as amended on June 30, 1999, the "Credit Facility") with a bank. Under this Credit Facility, the Company was allowed to borrow up to $30,000,000. Warrants to purchase 103,824 shares of the Company's common stock at an exercise price of $7.875 were issued in connection with the Credit Facility. The fair value of the warrants of $329,468 to purchase 103,824 shares of common stock was capitalized and was amortized ratably over the term of the Credit Facility as interest expense. This facility has been repaid.

   In March 2000, the Company entered into a $225 million senior secured credit facility (the "Senior Facility") with a consortium of banks. This Senior Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). This facility is secured by all assets of the Company excluding those assets used to secure other notes payables and capital leases. Advances under the Revolver and Term A bear interest at prime rate plus 1.75-2.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.25% per annum. As required by the Senior Facility, Term B borrowings of $75 million were made at the closing date along with borrowings of $25 million under the Revolver. The proceeds were used to pay off the $25 million Vendor Financing Facility and the outstanding balance of the Revolving Line of Credit approximating $43 million. The Company paid a one-time up front fee and other closing costs at the closing, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the Senior Facility.

   The unamortized balance of deferred financing costs associated with the Revolving Line of Credit were recognized as an extraordinary item for the fiscal year ended March 31, 2000. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. At December 31, 2000, the Company was not in compliance with a covenant related to the allowable level of other investments due to the balance of notes receivable from stockholders as disclosed in Note 4. Subsequent to year end, the Company received a waiver through March 31,2001 for this non-compliance and based on repayments which occurred on March 14, 2001, as described in Note 4, the Company is currently in compliance. The Company will pay an annual commitment fee of .75-1.5%, depending on the percentage of the total Senior Facility used. At December 31, 2000, the Company had an outstanding balance of $25 million under Term A and $75 million under Term B and $50 million was available.

   Under the terms of the Senior Facility, $25 million and the remaining $50 million of Term A must be borrowed by June 30, 2001 and September 30, 2001, respectively. During the nine months ended December 31,2000, $25 million of Term A was borrowed and the Revolver was repaid. At June 30, 2003, the Company will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007.

   In September 2000, the Company entered into an interest rate collar agreement with a notional amount outstanding at December 31, 2000 of $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%.

   In September 2000, the Company also entered into an interest rate swap agreement with a notional amount outstanding at December 31, 2000 of $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of the Senior Facility borrowings at 10.75%.

    These interest rate collar and cap agreements expose the Company to losses in the event the counter party is unable to perform under the contracts. The risk of nonperformance is low due to the credit worthiness of the counter party.

   Notes payable to banks, net of the unamortized discount of related warrants, consisted of the following:

                                                   December 31,   March 31,
                                                     2000           2000
                                                   ------------  -----------
   Senior facility................................ $100,000,000  $100,000,000
   Notes payable for network and related equipment    5,002,573     5,677,549
                                                   ------------  ------------
                                                   $105,002,573  $105,677,549
   Less current portion...........................   (1,983,984)   (1,749,342)
                                                   ------------  ------------
                                                   $103,018,589  $103,928,207
                                                   ============  ============

  Long-term debt matures as follows:
   Year ending December 31:
    2001...................................................  $1,983,984
    2002...................................................   3,018,589
    2003...................................................           -
    2004...................................................     812,500
    2005...................................................   1,437,500
    2006...................................................   1,750,000
    2007...................................................  21,750,000
    2008...................................................  74,250,000
                                                           ------------
                                                           $105,002,573
                                                           ============

7. Leases

   The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of December 31, 2000:

                                                        Sublease
                                             Operating   Rental
                                               Leases    Income       Net
                                             ---------- ---------  -----------
   Year ending December 31:
    2001.................................... $3,460,133 $(134,754)  $3,325,379
    2002....................................  3,145,350  (134,754)   3,010,596
    2003....................................  2,468,344  (121,983)   2,346,361
    2004....................................  1,600,129   (81,909)   1,518,220
    2005....................................    441,941         -      441,941
    Thereafter..............................    708,109         -      708,109
                                            ----------- ---------  -----------
   Net future minimum lease payments........$11,824,006 $(473,400) $11,350,606
                                            =========== =========  ===========

   Rental expense for operating leases aggregated $2,918,127, $2,470,340 and $1,779,608 for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, respectively. Sublease rental income amounted to $100,862, $108,326 and $106,293 for the nine months ended December 31, 2000 and for the years ended March 31, 2000 and 1999, respectively.

   For the nine months ended December 31, 2000, the Company reserved $700,000 for future lease obligations of branch locations that were consolidated to achieve near term operating efficiencies.

  The Company leases certain assets, principally network and related equipment, fiber and related equipment and buildings, under capital leases. At December 31, 2000, the Company has capitalized leased equipment totaling $99,753,175 with related accumulated amortization of $ 18,767,228.

Obligations under capital leases mature as follows:

   Year ending December 31:
    2001......................................................$ 28,115,744
    2002......................................................  28,581,526
    2003......................................................  20,853,642
    2004......................................................   7,574,320
    2005......................................................   2,350,846
    Thereafter................................................  22,256,368
                                                               -----------
                                                               109,732,446
   Less amount representing interest.......................... (29,913,020)
                                                               -----------
   Present value of minimum lease payments....................  79,819,426
   Less current portion of obligations under capital leases... (27,055,850)
                                                               -----------
   Obligations under capital leases, net of current portion...$ 52,763,576
                                                               ===========

8. Telecommunications Agreements

   On January 15, 1996, the Company entered into a four-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at prices affected by volume attainment levels during the term of the agreement. The Company is not obligated to purchase any minimum levels of usage over the term of the agreement, but rates may be adjusted due to the failure of achieving certain volume commitments. These provisions had no effect on the financial statements for the nine months ended December 31, 2000 and the years ended March 31, 1999 and 2000.

   On October 20, 1994, the Company entered into a three-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. On May 6, 1998, the Company entered into an amendment to the agreement which extended the term of the agreement through October 2000. On March 31, 1999, the Company entered into an amendment which provides that the Company shall be liable for a minimum aggregate usage commitment of $50,000,000. Based upon existing and expected usage, these provisions had no effect on the financial statements for the nine months ended December 31, 2000 and the years ended March 31, 1999 and 2000. For the nine months ended December 31, 2000, the Company had incurred expenditures of approximately $22 million under these agreements.

   Prior to the execution of the agreements described above, and through March 31, 1999, the Company also had provided long distance service to customers under an informal non-exclusive arrangement with another long distance service provider. The Company is not obligated to purchase any minimum level of usage and there are no other performance obligations.

   On January 8, 1999, the Company entered into agreements with two communications companies for the provision of transmission and collocation facilities for the Company's initial network build-out in New England and New York State. The agreements, which total $11,600,000 of expenditures by the Company over three years, provide for connectivity between the Company's 22 network hub sites and two fully redundant network operations centers. For the nine months ended December 31, 2000, the Company had incurred expenditures of approximately $14 million under these agreements.

   In fiscal years 1999 and 2000, the Company entered into agreements with a supplier of local services which allow for additional discounts and rebates if certain volume and access line requirements are met. The
Company met these requirements in fiscal year 2000, in the nine months ended December 31, 2000 and expects to meet these requirements for the remainder of the agreements.

   On March 31, 2000, the Company entered into a 20 year agreement to purchase fiber through an exclusive, indefeasible right of use of optical dark fibers from a fiber optic engineering and construction company. The agreement also includes collocation facilities at points of presence and transmission site locations and ongoing fiber maintenance services provided by the supplier. The Company's total estimated commitment is approximately $115 million. For the nine months ended December 31, 2000, the Company had incurred expenditures of approximately $8 million under this agreement.

   During the nine months ended December 31, 2000, the Company executed interconnection agreements as a supplier of local services for the states of Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. Under these agreements, the Company may obtain interconnection to the supplier's local network, access to the supplier's unbundled network elements, and collocation in the supplier's central offices, all of which may be utilized for purposes of providing local dial tone to customers over the Company's network facilities. Also during this time period, the Company entered into a 20 year agreement to purchase fiber through an exclusive, indefeasible right of use of optical dark fibers from a regional fiber optic company for a total purchase price of $4.2 million.

   On May 9, 2000, the Company entered into an agreement with a professional services company for the "softswitch" and related software required to support local services of the Company for a total commitment of approximately $26 million. At December 31, 2000, the Company had incurred costs of $12.9 million.

9. Stockholders' Equity (Deficit)

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

   On March 17, 2000, the Company effected a three-for-two stock split for stockholders of record as of March 6, 2000. All common stock information presented in Note 9 herein has been adjusted to reflect the stock split.

   At December 31, 2000, 6,867,494 shares of common stock are reserved for future issuance upon exercise of outstanding stock options and common stock purchase warrants and conversion of outstanding preferred stock.


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

   In May 2000, the Company completed a $200 million preferred stock financing with Bain Capital Inc., Thomas H. Lee Partners, L.P. and CSFB Private Equity, consisting of 8.25% Series B redeemable convertible preferred stock which converts into common stock at $50 per share. The 8.25% dividends are cumulative and are payable in cash or upon conversion or redemption, at the Company's option, as discussed below.

   Bain Capital and Thomas H. Lee each invested $75 million and CSFB Private Equity has invested $50 million.

   The Company may require conversion of the preferred shares, into the Company's common stock, if the average market price of the common stock of the Company equals or exceeds 200% of the conversion price for a period of 30 consecutive trading days or if there are outstanding fewer than 15% of the number of shares issued on the closing date. In the event the Company elects to require conversion of the preferred stock under this provision, the Company is required to convert the principal and cumulative dividends that would otherwise have been payable through the third anniversary ($55.5 million or $13.89 per share) or through the date of conversion, whichever is greater (the "liquidation preference"), at $50 per share. The value ($55.5 million) related to this contingent conversion is recognizable at the time the conversion occurs.

   The Company may elect to redeem the preferred shares on or after the fifth anniversary of the closing. The redemption price per share is equal to the greater of the liquidation preference or the current market value of the number of shares of common stock into which a share of preferred stock could be converted by the holder on the redemption date.

   To the extent the Company has funds available, on the tenth anniversary of the closing date the Company is required to redeem all outstanding shares of the Series B Preferred Stock, if any, at a redemption price per share equal to the greater of (a) the liquidation preference as of that date, and (b) the current market value of the number of shares of Common Stock into which a share of Preferred Stock could be converted by the holder as of that date. The redemption price is payable, at the Company's option, in cash or in shares of Common Stock, which shares are to be valued at 95% of the average market price, as defined, if redeemed for cash and 100% of the average market price, as defined, if redeemed for stock.

   The holders of the shares of Series B Preferred Stock have the right at any time and from time to time, at the holder's option, to convert any or all outstanding shares (and fractional shares) of Series B Preferred Stock plus cumulative dividends into fully paid and non-assessable shares of Common Stock.

   Holders of Series B stock are entitled to a number of votes equal to the whole number of common stock they would receive if they converted their Series B stock.


Common Stock Purchase Warrants

   As of December 31, 2000, the Company had outstanding warrants in connection with the issuance of the Series A and the financing arrangements disclosed in Note 6 to purchase an aggregate of 515,489 shares of common stock at exercise prices ranging from $4.50 to $7.87 with exercise periods extending through March 2009. The values of the warrants range from $1.96 to $4.76 and were determined using a Black-Scholes pricing methodology. Significant assumptions include an interest rate of 5.21%, an expected volatility of 50% and an expected life of the warrants of 2.5 to 3 years.


 Employee Stock Purchase Plan

   The Company has an employee stock purchase plan (the "ESPP") which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on two valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the ESPP during the nine months ended December 31, 2000 and the fiscal years ended March 31, 2000 and 1999. Indicated below is a summary of shares of common stock purchased under the ESPP.

Date			  Shares Purchased		Purchase Price
-------------     ------------------            ---------------
July 2000			 5,689				$23.80
February 2000		10,533				$10.38
July 1999			14,779				$ 5.03
February 1999		11,945				$ 4.46
July 1998			10,105				$ 4.46
February 1998		 6,609				$ 5.53

 Stock Option Plans

   Under the terms of its 1993 Incentive Stock Option Plan, 1996 Stock
Option Plan, 1998 Incentive Plan and 2000 Flexible Stock Plan, (collectively, the "Plans"), the Company may grant qualified and non-qualified incentive stock options for the purchase of common stock to all employees and, except for the 1993 Stock Option Plan and 2000 Flexible Stock Plan, to members of the Board of Directors. The Plans generally provide that the option price will be fixed by a committee of the Board of Directors but for qualified incentive stock options will not be less than 100% (110% for 10% stockholders) of the fair market value per share on the date of grant. Non-qualified options are granted at no less than 85% (110% for 10% stockholders) of the fair market value per share on the date of grant. The 2000 Flexible Stock Plan also provides for benefits in the form of stock appreciation rights, performance shares, cash awards and other common stock based awards. The stock appreciation rights represent the fair market value per share on the date of grant. The performance shares are equal to the fair market value of the stock on the date all the restrictions are satisfied. No options have a term of more than ten years and options to 10% stockholders may not have a term of more than five years.

   In the event of termination of employment, other than by reason of death, disability or with the written consent of the Company, all options granted to employees are terminated. Vesting is determined by the Board of Directors.

   Under the terms of the 1999 Equity Incentive Plan for Non-Employee Directors, at each annual meeting at which a non-employee director is reelected or is continuing as a director, he or she will be granted a five-year, non-discretionary, option to purchase 10,000 shares of common stock, at an exercise price equal to 100% of the fair market value of the common stock on the day before the date of the grant. The options are exercisable on the grant date. In addition to the foregoing options, the plan administrator also has the authority to award options to eligible directors in amounts and on terms as it determines. These options are referred to as discretionary options. The exercise price of discretionary options will be set by the administrator and will become exercisable and expire as the administrator determines, but no options will expire later than 10 years from the date of grant. If a director dies, or otherwise ceases to be a director, all options, including those issued under the 1993, 1996, 1998 and 1999 Plans, not then exercisable will immediately terminate, unless the board of directors otherwise determines. Any exercisable options will remain exercisable for a period of one year following death or three months following other termination of the individual's status as a director, but in no event beyond the fifth anniversary of the date of grant in the case of non-discretionary options and beyond the tenth anniversary of the date of the grant in the case of discretionary options. Upon a merger or consolidation, which results in a 50% change in ownership, a transfer of all or substantially all of the Company's assets, or a dissolution or liquidation of the Company, all options, including the 1993, 1996, 1998, 1999 and 2000 plans, not then exercisable will become exercisable and all unexercised options will terminate upon the consummation of the transaction. However, in lieu of termination, the board of directors may cause the acquiring or surviving corporation to assume all options outstanding under the plan or provide replacement options on substantially the same terms, with any necessary adjustments.

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

                                             Options                  ESPP
                                                 March 31,                 March 31,
                                   December 31, ------------ December 31, ------------
                                       2000     2000    1999    2000       2000   1999
                                       -----    -----  -----   -----       -----  ----
Expected life (years).................  3.73     3.69   3.09     0.50     0.50   0.50
Interest rate.........................  5.75%    6.12%  4.82%    5.85%    6.08%  5.05%
Volatility............................ 93.25%   84.12% 83.69%  136.54%   82.73% 91.23%
Dividend yield........................  0.00     0.00   0.00     0.00     0.00   0.00

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

   For purposes of pro forma disclosures, the expense related to estimated fair value of the options is recognized over the options' vesting period. The Company's pro forma net loss and loss per common share, which has been adjusted to reflect the March 17, 2000 three-for-two stock split, are as follows:

                                     December 31,          March 31,
                                     ------------  -------------------------
                                        2000          2000           1999
                                     ------------  ------------  -----------
Pro forma net loss.................  $(91,918,300)$(66,276,203) $(56,003,004)
Pro forma net loss per common share
 (Basic and diluted)...............  $     (3.50) $     (3.26)  $     (3.77)

   The effects on the fiscal years ended March 31, 1999 and 2000, and the nine months ended December 31, 2000 pro forma net loss and loss per common share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented only include the effects of option grants under the Company's plans since 1997.

   A summary of the Company's stock option activity, and related information for the nine months ended December 31, 2000 and the fiscal years ended March 31, 1999 and 1998, which has been adjusted to reflect the March 17, 2000 three-for-two stock split, follows:

                           December 31, 2000      March 31, 2000     March 31, 1999
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                           Options    Price    Options     Price    Options    Price
                          ---------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................   5,906,373  $ 8.91   5,423,714  $ 4.70    4,447,511   $3.67
  Options granted.......   1,292,750   16.01   2,137,569   15.08    1,945,500    5.77
  Options terminated....    (221,100)  33.60    (411,950)   4.67     (419,574)   4.33
  Options exercised.....    (626,018)   4.96  (1,242,960)   3.37     (549,723)   0.44
                          ---------           ----------           ---------
Outstanding at end of
 year...................   6,352,005   $9.97   5,906,373   $8.91    5,423,714   $4.70
                          ==========          ==========           =========
Exercisable at end of
 year...................   2,286,752           1,630,865            1,442,666
Weighted-average fair
 value of options
 granted during the
 year...................   $   10.35           $    8.87           $     3.20
The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2000:

                                     Options Outstanding                   Options Exercisable
                     ---------------------------------------------------------------------------
                                     Weighted Average
                                        Remaining       Weighted                      Weighted
         Range of                      Contractual       Average                       Average
    Exercise Prices      Outstanding   Life--Years   Exercise Price  Exercisable   Exercise Price
 ---------------      ----------- ---------------- -------------- ----------- -------------------
$ 0.00-5.35.............  2,379,951        1.9            $ 4.59     1,294,666         $ 4.53
  5.35-10.70............  1,659,169        3.8              7.84       498,269           7.99
 10.70-16.05............  1,240,787        4.2             11.64       353,505          11.25
 16.05-21.40............    607,700        5.4             18.41        26,412          17.76
 21.40-26.75............    223,649        5.1             24.25       113,900          24.01
 26.75-32.10............     99,749        5.6             28.39             -              -
 32.10-37.45............     92,000        4.6             35.29             -              -
 37.45-42.80............     11,000        5.4             39.14             -              -
 42.80-48.15............     21,500        6.7             46.22             -              -
 48.15-53.50............     16,500        2.6             51.33             -              -
                          ---------                                  ---------
                          6,352,005                                  2,286,752
                          =========                                  =========

10. Benefit Plans

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

   The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the 401(k) Plan were $527,724, $486,434 and $358,100 in the nine months ended December 31, 2000, and the fiscal years ended March 31, 2000 and 1999, respectively.


11. Loss Per Share

   Loss per common share has been calculated as follows:

                                          December 31,         March 31,
                                              2000         2000         1999
                                          ------------  -----------  -----------
Numerator:
Loss before extraordinary item
    and cumulative effect of change
    in accounting principle ...........   $(69,326,130) $(57,073,087) $(51,237,984)
  Extraordinary item-early
    extinguishment of debt..............             -   (2,430,456)             -
Loss before cumulative effect of		--------------- ------------- -------------
    change in accounting principle.....    (69,326,130)  (59,503,543)  (51,237,984)
  Cumulative effect of change in
    accounting principle...............     (2,878,949)            -             -
                                        --------------- ------------- -------------
  Net loss                                 (72,205,079)  (59,503,543)  (51,237,984)
  Less preferred stock dividends and
   accretion to redemption value of
   preferred stock......................   (11,517,000)   (1,609,351)   (1,227,808)
                                          ------------   -----------  -------------
  Equals: numerator for Basic and
   Diluted loss per common share........  $(83,722,079) $(61,112,894) $(52,465,792)
Denominator:                              ============   ===========  =============
  Denominator for Basic and Diluted loss
   per common share-weighted average
   shares...............................    26,249,173    20,320,626    15,196,052
                                          ------------  ------------  -------------
Basic and diluted loss per common share.  $      (3.19)  $     (3.01) $     (3.45)
                                          ============  ============  =============
Basic and diluted loss per common share-
  cumulative effect of change in
  accounting principle..................  $      (0.11)  $         -  $          -
                                          ============   ===========   ============
Basic and diluted loss per common share-
  extraordinary item....................  $          -   $     (0.12) $          -
                                          ============   ===========   ============
Basic and diluted loss per common share-
  before extraordinary item
  and cumulative effect of change in
  accounting principle..................  $      (3.08)  $     (2.89) $     (3.45)
                                          ============   ===========   ===========

12. Income Taxes

   The provision (benefit) for income taxes consisted of the following:

                                       December 31,          March 31,
                                           2000         2000          1999
                                        -----------  -----------  -----------
Current:
  Federal..............................  $        -  $        -  $(3,124,000)
  State................................  $        -           -            -
                                        -----------  ------------  -----------
                                                  -           -   (3,124,000)
Deferred tax provision (benefit).......           -           -    1,597,000
                                        -----------  ------------  -----------
                                         $        -  $        -  $(1,527,000)
                                        ===========  ============  ===========

   Significant components of the Company's deferred tax liabilities and assets as of December 31, 2000 and March 31, 2000, are as follows:

                                                      December 31,   March 31,
                                                          2000         2000
                                                      ------------  ----------
Deferred tax assets:
  Bad debt allowance.................................$  1,823,000  $   810,000
  Accruals and allowances, other.....................   1,965,000      585,000
  Compensation ......................................           -      242,000
  Net operating loss carryforward....................  71,514,000   45,771,000
  Depreciation .....................................    2,606,000            -
                                                      ------------  ----------
Total deferred tax asset.............................  77,908,000   47,408,000
Deferred tax liability:
  Other expenses.....................................    (117,000)     (44,000)
  Depreciation.......................................           -      (42,000)
                                                      ------------  ----------
Total deferred tax liability.........................    (117,000)     (86,000)
                                                      ------------  ----------
Net deferred tax asset before valuation allowance....  77,791,000   47,322,000
Valuation allowance.................................. (77,791,000) (47,322,000)
                                                      ------------  ----------
Net deferred tax asset............................... $          -  $         -
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

   At December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $ 172,270,000, which may be used to reduce future income tax liabilities, and expire through 2020. Changes in the Company's ownership will subject the net operating loss carryforwards to limitations pursuant to Sections 382 of the Internal Revenue Code.

   The income tax expense is different from that which would be obtained by applying the enacted statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

                                      December 31,         March 31,
                                         2000           2000          1999
                                      ------------   -----------   ----------
Tax (benefit) at U.S. statutory rate $ (24,550,000) $(20,231,000) $(17,940,000)
State income taxes,
  net of federal benefit............    (4,693,000)   (3,867,000)   (3,616,000)
Valuation allowance and other.......    29,243,000    24,098,000    20,029,000
                                     -------------- -------------  ------------
                                     $           -  $          -   $(1,527,000)
                                     =============  =============  ============

13. Quarterly Information (Unaudited)
   A summary of operating results and net loss per share for the quarterly periods in the nine months ended December 31, 2000 (restated for SAB 101) and the fiscal years ended March 31, 2000 and 1999 is set forth below:


                                                  Quarter Ended
                     ----------------------------------------------------------------------------------
                            June 30, 2000            September 30, 2000
                     as previously      as       as previously      as       December 31,
                       reported      restated       reported      restated       2000         Total
                     -------------  ------------  ------------  ------------  ----------  -----------
Nine months ended
 December 31, 2000
Total revenues........ $52,469,087   $51,052,832   $58,508,354  $56,993,993   $62,305,870  $170,352,695
Cost of
 telecommunications
 revenues (excluding
 depreciation and
 amortization)          40,101,657    39,178,593    45,421,737    44,386,041    49,631,465   133,196,099
Loss before
 cumulative effect.... (17,840,691)  (18,176,697)  (21,525,204)  (21,901,440)  (29,247,993) (69,326,130)
Net loss.............. (17,840,691)  (21,055,646)  (21,525,204)  (21,901,440)  (29,247,993) (72,205,079)
Loss per common share
 -before cumulative
 effect...............        (.77)        (0.79)        (0.99)        (1.01)        (1.28)       (3.08)
Net loss per
 common share.........        (.77)        (0.90)        (0.99)        (1.01)        (1.28)       (3.19)
                                                       Quarter Ended
                              -------------------------------------------------------------------
                                June 30    September 30  December 31     March 31       Total
                             -----------  ------------  ------------  ------------  ------------
Year ended March 31, 2000
Total revenues..........     $31,046,851  $ 35,109,155  $ 40,369,021  $ 46,575,907  $153,100,934
Cost of telecommunications
 revenues (excluding
 depreciation and
 amortization)                26,089,184    27,398,259     30,409,039   35,689,066   119,585,548
Loss before extra-
 ordinary item..........     (15,118,813)  (12,293,504)  (14,216,531)  (15,444,239)  (57,073,087)
Net loss................     (15,118,813)  (12,293,504)  (14,216,531)  (17,874,695)  (59,503,543)
Loss per common share
 before extraordinary item          (.99)         (.61)         (.67)         (.69)        (2.89)
Net loss per share -
 Basic and diluted......            (.99)         (.61)         (.67)         (.80)        (3.01)

Year ended March 31, 1999
Total revenues..........     $12,835,685  $ 14,516,189  $ 19,024,531  $ 24,587,287  $ 70,963,692
Cost of telecommunications
 revenues (excluding
 depreciation and
 amortization)                11,613,468    12,383,433    16,492,093    21,439,910    61,865,904
Net loss................      (8,029,000)  (10,732,624)  (11,480,025)  (20,996,335)  (51,237,984)
Net loss per share -
 Basic and diluted......            (.54)         (.73)         (.79)        (1.38)        (3.45)

SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

CTC COMMUNICATIONS GROUP, INC.

                            Col. A     Col. B     Col. C      Col. D        Col. E
                         ---------- ---------- ----------   ----------    ----------
                                      Additions
                         Balance at   Charged to  Charged to               Balance at
                         Beginning    Costs and     Other                    End of
      Description        of Period     Expenses    Accounts  Deductions(a)   Period
      -----------        ----------   ----------  ---------- ------------- ----------
Nine months ended
 December 31, 2000:
  Allowance for doubtful
   accounts............. $2,000,000   $2,950,521        -    $  448,849    $4,501,672

Year ended March 31,
 2000:
  Allowance for doubtful
   accounts............. $1,717,000   $1,528,564        -    $1,245,564    $2,000,000

Year ended March 31,
 1999:
  Allowance for doubtful
   accounts............. $  492,000   $4,988,698        -    $3,763,698    $1,717,000

---------
(a) Bad debts written off, net of collections.

   All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.