Form 10-K/A
period 2000-12-31
CTC COMMUNICATIONS GROUP INC
filed 2001-04-12
CIK 1092319

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K/A
                     AMENDMENT NO. 1 TO
                         FORM 10-K

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
3.1       Restated Articles of Incorporation (11)
3.2       Certificate of Designation for Series B Convertible
          Preferred Stock (5)
3.3       Amended and Restated By-Laws (4)
4.1       Form of Common Stock Certificate (3)
10.1      1996 Stock Option Plan, as amended (1)
10.2      1993 Stock Option Plan (3)
10.3      Employee Stock Purchase Plan (2)
10.4      Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5      Sublease for premises at 360 Second Ave., Waltham, MA (3)
10.6      Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7      Lease for premises at 120 Broadway, New York, NY (3)
10.8      Agreement dated February 1, 1996 between NYNEX and CTC Communications
          Corp. (3)
10.9      Agreement dated May 1, 1997 between Pacific Bell and CTC
          Communications Corp. (3)
10.10     Agreement dated January 1, 1996 between SNET America, Inc. and CTC
          Communications Corp. (3)
10.11     Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC
          Communications Corp., as amended (3)
10.12     Agreement dated August 19, 1996 between Innovative Telecom Corp. and
          CTC Communications Corp. (3)
10.13     Agreement dated October 20, 1994 between Frontier Communications
10.14     Agreement dated January 21, 1997 between Intermedia Communications
          Inc. and CTC Communications Corp. (3)
10.16     Securities Purchase Agreement dated April 10, 1998 among CTC
          Communications Corp. and the Purchasers named therein (4)
10.17     Registration Rights Agreement dated April 10, 1998 among CTC
          Communications Corp. and the Holders named therein (4)
10.18     Form of Warrant dated April 10, 1998 (4)
10.19     Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P.
          and Fleet National Bank (6)
10.20     Agreement with Cisco Systems Capital Corp. dated as of October 14, 1998 (7)
10.21     Warrant dated July 15, 1998 issued to Spectrum (8)
10.22     Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23     Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24     Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25     1998 Incentive Plan, as amended (1)
10.26     Loan Agreement dated as of March 15, 1999 by and between CTC
          Communications Corp, TD Dominion (Texas), Inc. & TD Securities(USA), Inc.(9)
10.27     Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc. (9)
10.28     1999 Equity Incentive Plan for Non-Employee Directors (1)
10.29     Series B Preferred Stock Purchase Agreement dated as of March 22, 2000. (5)
10.30     Series B Preferred Stock Registration Rights Agreement
          dated as of March 22, 2000. (5)
10.31     Amendment No. 1 to Loan and Security Agreement dated as of
          September 30, 1999 among CTC Communications Corp., Fleet
          National Bank and Goldman Sachs Credit Partners L.P. (12)
10.32**   Dark Fiber IRU Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.33**   Carrier Services Agreement between Williams Communications, Inc.
          and CTC Communications Corp. dated as of March 31, 2000 (13)
10.34     $225 Million Credit Agreement with TD Securities (USA) Inc. and the other parties to the agreement dated as of March 30, 2000 (14)
10.35     Lease for premises at 115-125 Bear Hill Rd., Waltham MA 02451(14)
10.36     2000 Flexible Stock Plan (13)
10.37     Second Amendment to Credit Agreement with TD Securities (USA) Inc. and the other parties to the Agreement dated as of November 14, 2000 (++)
23        Consent of Ernst & Young LLP (15)
27        Financial Data Schedule (15)
99        Risk Factors (15)

------------------
++  Filed herewith.
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-93735).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated May 15, 1998.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated April 19, 2000.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 2, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated November 6, 1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 (File No. 333-77709).
(10) Incorporated by reference to an Appendix filed as part of the Registrant's Schedule 14A (Amendment No. 2) filed on June 4, 1999.
(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 1, 1999.
(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(13) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-44402).
(14) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000.
(15)      Filed previously.

** PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT


                                   SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 12th DAY OF APRIL, 2001.1
                                    CTC Communications Group, Inc.
                                    By: /s/ Robert J. Fabbricatore
                                     ----------------------------------------
                                        Robert J. Fabbricatore,
                                        Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                     TITLE                 DATE
         ---------                     -----                 ----
/s/ Robert J. Fabbricatore    Chairman of the Board      April 12, 2001
----------------------------  and Chief Executive
Robert J. Fabbricatore        Officer, Director

/s/ John D. Pittenger         Chief Financial Officer    April 12, 2001
----------------------------  and Chief Accounting
John D. Pittenger             Officer

Katherine D. Courage          Director

/s/ Henry Hermann             Director                   April 12, 2001
----------------------------
Henry Hermann

Kevin J. Maroni               Director

/s/ J. Richard Murphy         Director                   April 12, 2001
----------------------------
J. Richard Murphy

/s/ Mark E. Nunnelly          Director                   April 12, 2001
----------------------------
Mark E. Nunnelly

Carl Redfield                 Director

/s/ Richard J. Santagati      Director                   April 12, 2001
----------------------------
Richard J. Santagati

/s/ Ralph C. Sillari          Director                   April 12, 2001
----------------------------
Ralph C. Sillari

Scott M. Sperling             Director

/s/ Ralph S. Troupe           Director                   April 12, 2001
----------------------------
Ralph S. Troupe