Form 10-Q
period 2001-03-31
CTC COMMUNICATIONS GROUP INC
filed 2001-05-14
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended March 31, 2001

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

As of May 11, 2001, 26,737,184 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of March 31, 2001 and December 31, 2000        3

                        Condensed Consolidated Unaudited Statements of
                        Operations Three Months Ended March 31, 2001
and 2000						        4

                        Condensed Consolidated Unaudited Statements of
Cash Flows Three Months Ended March 31, 2001
and 2000						        5

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              6-9

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     10-16

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                     16-17

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           Inapplicable

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                  18


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

                                                                 March 31,     December, 31
                                                                   2001            2000
                                                               -----------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                 $47,077,274     $80,029,442
     Accounts receivable, net                                   37,966,655      43,137,423
     Prepaid expenses and other current assets                   5,132,787      10,137,037
                                                              -------------   --------------
     Total current assets                                       90,176,716     133,303,902

    Property and equipment:
     Property and equipment                                    284,798,399     259,615,413
     Accumulated depreciation and amortization                 (80,465,462)    (63,873,598)
                                                              -------------   --------------
     Total property and equipment, net                         204,332,937     195,741,815

    Deferred financing costs and other assets                   15,288,670      15,082,876
                                                              -------------  ---------------
     Total assets                                             $309,798,323    $344,128,593
                                                              ==============  ===============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $41,743,876     $49,461,550
     Accrued salaries and related taxes                          4,264,716       3,282,079
     Current portion of obligations under capital leases        27,216,930      27,055,850
     Current portion of notes payables                           1,577,438       1,983,984
                                                              -------------    -------------
     Total current liabilities                                  74,802,960      81,783,463

    Long term debt:
     Obligations under capital leases, net of current portion   53,261,176      52,763,576
     Notes payable, net of current portion                     104,699,533     103,018,589
                                                              -------------    -------------
     Total long term debt                                      157,960,709     155,782,165

    Commitments and contingencies:
    Series B redeemable convertible preferred stock, par
      Value $1.00 per share; authorized 10,000,000 shares
      in 2000, 200,000 shares issued and outstanding at
      March 31, 2001 and December 31, 2000, respectively
      (liquidation preference $255,546,343 at March 31,2001)   208,003,881     203,249,272

    Stockholders' deficit:
     Common stock, par value $.01 per share: authorized
      100,000,000 shares, 26,737,184 and 26,582,137 shares
      issued and outstanding at March 31, 2001 and December 31,
      2000, respectively                                           267,372         265,821
     Additional paid-in capital                                 93,966,058      93,300,483
     Deferred compensation                                               0         (26,910)
     Other comprehensive income (loss)                          (1,273,693)              0
     Retained deficit                                         (223,928,964)   (190,225,701)
                                                              -------------   --------------
     Total stockholders' deficit                              (130,969,227)    (96,686,307)
                                                              -------------   --------------
     Total liabilities and stockholders' deficit              $309,798,323    $344,128,593
                                                             ==============   ===============

The accompanying notes are an integral part of these consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		                Three Months Ended
	-------------------------------------------------------

	 March 31, 2001		March 31, 2000    March 31, 2000
					  Pro forma *
	----------------	---------------	---------------
Telecommunications revenues		  $67,621,144		  $46,575,908		  $44,925,771

Operating costs and expenses:
  Cost of telecommunications revenues
    excluding depreciation and amortization		   55,344,185		   35,689,067		   34,907,020
  Selling, general and administrative expenses		   21,199,766		   15,480,615 		   15,453,628
  Depreciation and amortization		   16,634,236 		    7,072,992 		    7,072,992
	----------------	---------------		--------------
    Total operating costs and expenses		   93,178,187 		   58,242,674 		   57,433,640
	---------------	---------------		--------------
Loss from operations		  (25,557,043)		  (11,666,766)		  (12,507,869)

Other income (expense), net:
  Interest income		      861,349 		      131,025 		      131,025
  Interest expense		   (4,252,959)		   (3,908,495)		   (3,908,495)
	----------------	----------------		--------------
    Total other expense, net		   (3,391,610)		   (3,777,470)		   (3,777,470)

Loss before extraordinary item		  (28,948,653)		  (15,444,236)		  (16,285,339)
Extraordinary item- early extinguishment of debt		            0 		   (2,430,456)		   (2,430,456)
	----------------	----------------		--------------
Net loss		 $(28,948,653)		 $(17,874,692)		 $(18,715,795)
	================	================		==============

Net loss available to commonstockholders	   $(33,703,262)       $(18,443,511)	   $(19,284,614)
	================	================		==============

Net loss per common share before extraordinary item:
  Basic and Diluted		       $(1.26)		       $(0.69)		       $(0.73)
	================	===============		==============
Net loss per common share:
  Basic and Diluted		       $(1.26)		       $(0.80)	 	       $(0.83)
	================	===============		==============
Weighted average number of common shares:
  Basic and Diluted		   26,660,889 		   23,191,756 		   23,191,756
	================	===============		==============

The accompanying notes are an integral part of these consolidated financial statements.

* See Note 2 for explanation of pro forma amounts

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	  Three Months Ended March 31,
	-----------------------------------
		   2001		    2000
	-----------------		-------------
OPERATING ACTIVITIES:
  Net loss		$(28,948,653)		$(17,874,692)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization		  16,634,236 		   7,072,992
    Stock compensation expense		      26,910 		      26,500
    Extraordinary item- early extinguishment of debt		           0 		   2,430,456
    Interest related to warrants and certain fees		     476,172 		     240,322

  Changes in operating assets and liabilities:
    Accounts receivable		   5,170,768 		  (6,657,637)
    Prepaid expenses and other current assets		    (410,426)		   3,903,156
    Deferred financing costs and other assets		    (485,330)		  (7,255,086)
    Accounts payable and accrued expenses		  (7,717,674)		   6,002,048
    Accrued salaries and related taxes		     982,637 		     632,788
		-------------		-------------
      Net cash used by operating activities		  (14,271,360)	 (11,479,153)

INVESTING ACTIVITY:
  Additions to property and equipment		 (20,187,067)		 (15,512,044)
  Repayments of notes receivable from stockholders          5,414,676                 0
		-------------		-------------
      Net cash used in investing activities		 (14,772,391)		 (15,512,044)

FINANCING ACIVITIES:
  Proceeds from the issuance of common stock		     667,126 		   3,014,985
  Repayment of amount due from stockholders		           0 		      10,373
  Proceeds from notes payable		           0 		 120,883,518
  Repayment of notes payable		    (476,567)		 (92,038,082)
  Repayments under capital lease obligations		  (4,098,976)		    (308,665)
		-------------		-------------
      Net cash provided by financing activities		  (3,908,417)		  31,562,129

Increase (decrease) in cash and cash equivalents		 (32,952,168)		   4,570,932
Cash and cash equivalents at beginning of year		  80,029,442 		  15,522,224
		-------------		-------------
Cash and cash equivalents at end of period		 $47,077,274 		 $20,093,156
		=============		=============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Network and related equipment acquired under
    capital leases		  $4,757,656 		 $10,863,279
  Network and related equipment acquired under
    notes payable		    $238,263 		  $3,400,383
  Accretion of preferred stock		  $4,754,609         $568,819

The accompanying notes are an integral part of these consolidated financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K for the nine month transition period ended December 31, 2000.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

   Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services.
Revenues related to usage are recognized as usage accrues.

   Retroactive to April 1, 2000, the Company revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers. The new method of accounting defers recognition of monthly recurring service fees to the period in which the service is available to the customer. The Company's condensed consolidated unaudited statement of operations for the three months ended March 31, 2000 reflects the Company's revenue recognition policy prior to the adoption of SAB101. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the three month period ended March 31, 2000 prepared under the applicable provisions of SAB 101.

Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, and its Amendments, FASB Statements Nos. 137 and 138, in June 1999 and June 2000, respectively (collectively, FAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedge), or, for the effective portion of the hedge, recorded in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted FAS 133 on January 1, 2001. The adoption of this statement resulted in a cumulative effect adjustment to other comprehensive income (loss) of $(716,504), (see Note
7).

Cash Flow Hedging Strategy

   As required by the Company's credit facility with TD Securities (US) Inc. (the TD Credit Facility), the Company maintains an interest rate collar and an interest rate swap. These instruments hedge the variable rate of interest due on the TD Credit Facility. The interest rate collar effectively locks $33 million of the TD Credit Facility borrowings between 12.25% and 9.67%. The interest rate swap effectively caps $17 million of the TD Credit Facility borrowings at 10.75%. Both the collar and the swap mature on September 22, 2003 and have been entered into for non-trading purposes.

   During the three months ended March 31,2001, the Company recorded a loss of $716,504 in other comprehensive income (loss) as a cumulative effect adjustment in connection with the adoption of FAS 133, effective January 1, 2001. Also, during this period, the Company recorded a loss of $783,837 in other comprehensive income (loss) for the change in fair value of the collar and swap. Furthermore, during this period, the Company reclassified out of other comprehensive income (loss) to interest expense a loss of $54,157 related to the ineffective portion of the collar and the swap and a loss of $172,491 related to the collar and the swap excluded from the assessment of hedge effectiveness.

   For the period from January 1,2001 to December 31,2001, the Company expects to reclassify approximately $280,000 of losses on the collar and the swap from accumulated other comprehensive income (loss) to interest expense due to the payment of variable interest associated with the TD Credit Facility

NOTE 3: COMMITMENTS AND CONTINGENCIES

   We are a party to a small number of suits arising in the normal course of business which our management believes are not material individually or in the aggregate.


NOTE 4: NET LOSS PER COMMON SHARE
  The following tables set forth the computation of basic and diluted net loss per share:

                                                    Three Months Ended
                                                          March 31,
                                          ------------------------------------------
                                              2001            2000          2000
									      Pro forma*
                                          ------------------------------------------

Numerator:
Loss before extraordinary item            $(28,948,653)  $(15,444,236)  $(16,285,339)
  Extraordinary item-early
    extinguishment of debt                           -     (2,430,456)    (2,430,456)
                                          --------------------------------------------
Net loss                                  $(28,948,653)  $(17,874,692)  $(18,715,795)
Less preferred stock dividends and
  Accretion to redemption value of
  preferred stock                           (4,754,609)      (568,819)      (568,819)
Equals: numerator for basic and diluted   --------------------------------------------
 net loss per share                       $(33,703,262)  $(18,443,511)  $(19,284,614)
                                          ============================================


Denominator for basic and diluted net
  loss per share-weighted-average shares    26,660,889     23,191,756     23,191,756
					     ==========================================

Basic and diluted loss per common share-
   before extraordinary item		           $(1.26) 	   $(0.69)        $(0.73)
                                          ===========================================
Basic and diluted loss per common share-
  extraordinary item                             $   -         $(0.10)        $(0.10)
                                          ===========================================
Basic and diluted net loss per share            $(1.26)        $(0.80)        $(0.83)
                                          ===========================================


* See Note 2 for explanation of pro forma amounts

NOTE 5: RELATED PARTY

   As of December 31,2000, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $6,375,135 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. During the quarter ended March 31, 2001, $5,414,676 was repaid together with interest due and $960,459 of these loans remains outstanding.

NOTE 6: RECENT ACCOUNTING PRONOUNCEMENTS

   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company has adopted the Interpretation July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. No option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation has not had an impact on the Company's consolidated financial statements, unless modifications are made in the future.



NOTE 7: COMPREHENSIVE INCOME (LOSS)

 The Company reports comprehensive income (loss) as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders' equity, be included in other comprehensive income (loss). For the three months ended March 31, 2001 and 2000, comprehensive income (loss) was $(30,222,346) and $(17,874,692)
respectively as follows:

                                            Three Months Ended March 31,
									2001            2000
                                                       -----------------------------------
Comprehensive income (loss):
   Net loss					        $(28,948,653)   $(17,874,692)
   Cumulative effect of change in
      accounting principle   			      (716,504)		  -
   Additions to other comprehensive
      loss for changes in fair value of
      cash flow hedges                          (783,837)           -
   Reclassification from other
      comprehensive loss to interest
      expense for ineffective portion and
      time value of cash flow hedges             226,648            -
         -----------------------------
   Comprehensive income (loss)		  $(30,222,346)   $(17,874,692)
========================================

Part I
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

We are a rapidly growing single-source provider of voice, data and Internet communications services, or integrated communications provider, with 17 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 190 account executives supported by 162 network coordinators as of March 31, 2001. Our sales force is located close to our customers in 30 sales branches primarily in the Northeast and Mid-Atlantic states.

We are currently operating our own state-of-the-art network facilities to carry telecommunications traffic. Our PowerPath(sm) Network uses packet-switching, a technology that transmits data in discrete packages. It uses Internet protocol (IP), which is a method that allows computers with different architectures and operating systems to communicate over the Internet, and asynchronous transfer mode, or ATM, architecture, which permits the network to transmit multiple types of media, such as voice, data and video with various levels of Quality of Service, or QOS. The first phase of our network, which became operational for full production mode in January 2000, included 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. Presently, we are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. These leased transmission services will gradually be replaced by fiber links, which we own following our investment in fiber strands through Williams Communications and other regional and metro fiber carriers. We have selected Cisco to provide the Wavelength Digital Multiplexing (WDM) and SONET technology to activate or light up the fiber and complete a highly competitive, scalable and secure fiber transport infrastructure. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network.

In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. By March 31, 2000, we were servicing 575 customers on our network. As of March 31, 2001 we were servicing more than 2,450 customers with PowerPath(sm) access across the Northeast. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia. The softswitch technology integrated with our PowerPath(sm) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network. We currently have 10 Beta customers using these services on a daily basis and plan to introduce controlled production of Class-4/5 services in the second quarter of this year, moving into full production in the latter half of this year.

We became an integrated communications provider, or ICP, in January 1998. Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of March 31, 2001, after only 39 months as an integrated communications provider, we were serving over 14,000 customers and had 494,800 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our Customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

Application Service Provider (ASP) Service.   We opened our Springfield data
center providing web hosting services in early 2001. We now have the ability to offer our customers shared and dedicated web hosting services as well as server collocation services. Approximately 70 customers are in the pilot phase. We are planning to extend our entry into the Applications Services Provider (ASP) market by adding a suite of value added services in the latter half of 2001, such as managed network services, storage and unified messaging. The Information Technology (IT) infrastructure has been designed to support our strategic direction of introducing content based services in conjunction with a rapidly developing E-Mobile market place. To that extent, we are planning to open a second data center in our newly constructed 50,000 square foot data center in Waltham, Massachusetts during the second quarter of 2001. We are further developing services such as electronic commerce over the Internet, data security and storage services, systems integration, consulting and network monitoring services, customized private networks, virtual private networks and other data, voice and sophisticated network products that will be based in this data center.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2001 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2000.

Adoption of Staff Accounting Bulletin 101.

Retroactive to April 1, 2000, the Company has revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers which require 60 days notice for cancellation.

Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The Company's condensed consolidated unaudited statement of operations for the three months ended March 31,2000 reflects the Company's revenue recognition policy prior to the adoption of SAB101. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the three month period ended March 31, 2000 prepared under the applicable provisions of SAB101. Comparisons made to the prior year for the purposes of this discussion have been made to the pro forma presentation of the results of operations for the three months ended March 31, 2000.

Total revenues for the quarter ended March 31, 2001 ("2001 Quarter") were $67,621,000, as compared to $44,926,000 for the pro forma quarter ended March 31, 2000 ("2000 pro forma Quarter"), or an increase of 51%. The 2001 Quarter revenues also represented an increase of 9% over the revenues of $62,306,000 for the quarter ended December 31, 2000. We have added approximately 180,000 access lines since the quarter ending March 31, 2000 resulting in the increase in revenue due to the addition of these new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the 2001 Quarter, we provisioned 41,500 net ALEs, bringing the total lines in service to 494,800. Net lines provisioned through the 2001 Quarter represented a 9% sequential increase over net lines provisioned through the quarter ended December 31, 2000. Data ALEs represent 22% of total ALEs as of March 31, 2001.

Costs of telecommunications revenues, excluding depreciation, for the 2001 Quarter were $55,344,000, as compared to $34,907,000 for the 2000 pro forma Quarter. As a percentage of telecommunications revenues, cost of telecommunications revenues was 82% for the 2001 Quarter, as compared to 78% for the 2000 pro forma Quarter. The increase in the percentage of the cost of the telecommunications revenues primarily reflects the additional fixed expenses incurred as a result of the PowerPath(sm) broadband network expansion and additional expense incurred due to supplier delays in delivery of lower cost fiber facilities.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2001 Quarter, selling, general and administrative expenses (SG&A) increased 37% to $21,200,000 from $15,454,000 for the 2000 pro forma Quarter; and decreased from $22,234,000 in the quarter ended December 31, 2000. The increase in SG&A from the 2000 pro forma quarter is due to an increase in engineer and service employees as a result of the transition to the ICP platform. The decrease from the December 31,2000 quarter represents a full quarter's impact of the limit to our expansion and leverage of our current branch infrastructure. For the 2001 Quarter, SG&A expenses were 31.4% of total revenue for the quarter as compared to 34.4% of total revenue for the 2000 pro forma quarter. As of March 31, 2001, we employed 693 people including 190 account executives and 162 network coordinators in branch locations throughout the Northeast and Mid-Atlantic states as compared to 574 employees at March 31, 2000.

Depreciation and amortization expense increased to $16,634,000 in the 2001 Quarter from $7,073,000 for the 2000 pro forma Quarter. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

Other expense, net, decreased by 10% to $3,392,000 for the 2001 Quarter from the 2000 pro forma Quarter. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. This increase is offset by an increase in interest income from the proceeds of our preferred stock financing. We incurred an extraordinary item of $2,430,000 relating to the early repayment of the senior secured Goldman Sachs/Fleet credit facility for the 2000 pro forma Quarter. The cost reflects the unamortized balance of the warrants and closing costs of the credit facility which was repaid in March 2000.

As a result of the above factors, the net losses totaled to $28,949,000 for the 2001 Quarter.


Liquidity and Capital Resources

Working capital at March 31, 2001 was $15,400,000 million compared to $51,500,000 million at December 31, 2000, a decrease of $36,100,000 million, which was used to fund our operating losses and capital expenditures. Cash balances at March 31, 2001 and December 31,2000 totaled $47,077,000 and $80,029,000, respectively.

In May 2000, the Company increased its working capital from the net proceeds realized from a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share at any time of the option holder. The Company may require conversion of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed or converted by May 2010. The net proceeds from the sale of the Series B redeemable preferred stock are being used to fund strategic marketing and technology initiatives of our business plan which include the purchase of dark fiber and optronics, PowerPath(sm) Network expansion and new PowerPath(sm) Network product and applications development.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds were used to retire the $43 million balance of an existing credit facility of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year evolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of September 30, 2000, we entered into an amendment to the TD Credit Facility to modify certain provisions of the agreement. As of March 31, 2001, we are in compliance with all of the financial covenants. As of March 31, 2001, $100 million of the TD Credit Facility was outstanding.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of March 31, 2001, the aggregate amount borrowed under these agreements was approximately $105 million.

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

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, and its Amendments FASB Statements Nos. 137 and 138, in June 1999 and June 2000, respectively (collectively FAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or, for the effective portion of the hedge, recorded in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in a charge for the cumulative effect of an accounting change of $716,504 in other comprehensive income (loss).


In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company has adopted the Interpretation on July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. No other option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation has not had an impact on the Company's consolidated financial statements, unless modifications are made in the future.



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

Notional amounts outstanding at March 31, 2001 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003.
The interest rate collar effectively locks $33 million of our TD Credit Facility borrowings between 12.25% and 9.67%.

Notional amount outstanding at March 31, 2001 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD Credit Facility borrowings at 10.75%.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at March 31, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 2001, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $231,000 for the quarter ended March 31, 2001. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $120,000 for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at March 31, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 2001, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $412,500 for the quarter ended March 31, 2001. A 10% decrease in dividend rates would result in reduced dividends of approximately $412,500 for the same period.
>

Part II

Item 6 - Exhibits and Reports on Form 8-K
(a) The following exhibits are included herein:
    99   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended March 31, 2001.

	Date		Items Reported
    -------        ----------------------------------------------------------
1. February 21, 2001	Announcement of December 31, 2000 financial highlights.







                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       CTC COMMUNICATIONS GROUP, INC.

Date:  May 14, 2001                /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  May 14, 2001                 /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer










18