Form 10-Q
period 2001-06-30
CTC COMMUNICATIONS GROUP INC
filed 2001-08-13
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 2001

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

As of August 13, 2001, 26,898,390 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of June 30, 2001 and December 31, 2000         3

                        Condensed Consolidated Unaudited Statements of
                        Operations Three Months Ended June 30, 2001
and 2000						        4

Condensed Consolidated Unaudited Statements of
Operations Six Months Ended June 30, 2001 and
                        2000 								  5

Condensed Consolidated Unaudited Statements of
Cash Flows Six Months Ended June 30, 2001
	and 2000						        6

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              7-12

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     13-19

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                     19-20

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           Inapplicable

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                          21

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                  21


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

                                                                June 30,     December, 31
                                                                   2001            2000
                                                               -----------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                 $30,074,051     $80,029,442
     Accounts receivable, net                                   42,046,855      43,137,423
     Prepaid expenses and other current assets                   5,732,685      10,137,037
                                                              -------------   --------------
     Total current assets                                       77,853,591     133,303,902

    Property and equipment:
     Property and equipment                                    312,309,739     259,615,413
     Accumulated depreciation and amortization                 (94,401,574)    (63,873,598)
                                                              -------------   --------------
     Total property and equipment, net                         217,908,165     195,741,815

    Deferred financing costs and other assets                   14,673,902      15,082,876
                                                              -------------  ---------------
     Total assets                                             $310,435,658    $344,128,593
                                                              ==============  ===============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $41,567,312     $49,461,550
     Accrued salaries and related taxes                          4,040,576       3,282,079
     Current portion of obligations under capital leases        27,296,373      27,055,850
     Current portion of notes payables                           1,392,440       1,983,984
                                                              -------------    -------------
     Total current liabilities                                  74,296,701      81,783,463

    Long term debt:
     Obligations under capital leases, net of current portion   57,009,776      52,763,576
     Notes payable, net of current portion                     129,367,038     103,018,589
                                                              -------------    -------------
     Total long term debt                                      186,376,814     155,782,165

    Commitments and contingencies:
    Series B redeemable convertible preferred stock, par
      Value $1.00 per share; authorized 10,000,000 shares,
      200,000 shares issued and outstanding at
      June 30, 2001 and December 31, 2000,
      (liquidation preference $255,546,343 at June 30,2001)   212,848,028     203,249,272

    Stockholders' deficit:
     Common stock, par value $.01 per share: authorized
      100,000,000 shares, 26,883,390 and 26,582,137 shares
      issued and outstanding at June 30, 2001 and December 31,
      2000, respectively                                           268,834        265,821
     Additional paid-in capital                                 94,646,707     93,300,483
     Deferred compensation                                              -         (26,910)
     Other comprehensive income (loss)                          (1,614,562)            -
     Retained deficit                                         (256,386,864)  (190,225,701)
                                                              -------------  --------------
     Total stockholders' deficit                              (163,085,885)   (96,686,307)
                                                              -------------  --------------
     Total liabilities and stockholders' deficit              $310,435,658   $344,128,593
                                                             ==============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		         Three Months Ended
	-------------------------------------

	 June 30, 2001	  June 30, 2000
				   Restated *
	----------------	  -------------
Telecommunications revenues		  $74,512,308	   $51,052,833

Operating costs and expenses:
  Cost of telecommunications revenues
    excluding depreciation and amortization		   59,852,566		   39,178,593
  Selling, general and administrative expenses		   20,587,956		   17,554,157
  Depreciation and amortization		   17,094,524 		    8,962,107
	----------------	 --------------
    Total operating costs and expenses		   97,535,046		   65,694,857
	---------------		--------------
Loss from operations		  (23,022,738)		  (14,642,024)

Other income (expense), net:
  Interest income		      541,979 		    1,372,442
  Interest expense		   (5,132,995)		   (4,907,115)
	----------------	----------------
   Total other expense, net		   (4,591,016)		   (3,534,673)

Loss before cumulative effect of change in
 accounting principle		  (27,613,754)	   (18,176,697)

Cumulative effect of change in accounting principle	             - 	    (2,878,949)
	----------------	----------------
Net loss		 $(27,613,754)		 $(21,055,646)
	================	================
Net loss available to common stockholders	   $(32,457,901)       $(23,323,694)
	================	================

Net loss per common share before cumulative effect of
  change in accounting principle:
  Basic and Diluted		       $(1.21)		       $(0.79)
	================	===============
Net loss per common share:
  Basic and Diluted		       $(1.21)		       $(0.90)
	================	===============
Weighted average number of common shares:
  Basic and Diluted		   26,810,572 		   25,966,463
	================	===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Note 2 for explanation of restated amounts

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		                Six Months Ended
	-------------------------------------------------------

	 June 30, 2001		June 30, 2000       June 30, 2000
					    Pro forma *
	----------------	---------------	---------------
Telecommunications revenues		 $142,133,452		  $97,628,741		  $95,978,603

Operating costs and expenses:
  Cost of telecommunications revenues
    excluding depreciation and amortization		  115,196,751		   74,867,660		   74,085,613
  Selling, general and administrative expenses		   41,787,722		   33,034,772 		   33,007,784
  Depreciation and amortization		   33,728,760 		   16,035,099 		   16,035,099
	----------------	---------------		--------------
    Total operating costs and expenses		  190,713,233		  123,937,531 		  123,128,496
	---------------	---------------		--------------
Loss from operations		  (48,579,781)		  (26,308,790)		  (27,149,893)

Other income (expense), net:
  Interest income	      1,403,328 		    1,503,467 		    1,503,467
  Interest expense		   (9,385,954)		   (8,815,610)		   (8,815,610)
	----------------	----------------		--------------
   Total other expense, net		   (7,982,626)		   (7,312,143)		   (7,312,143)

Loss before extraordinary item and
 cumulative effect of change in accounting principle		  (56,562,407)		  (33,620,933)        (34,462,036)

Extraordinary item - early extinguishment of debt		           -  		   (2,430,456)	     (2,430,456)
	----------------	----------------		--------------
Loss before cumulative effect of change in accounting
 principle		  (56,562,407)	    (36,051,389)		  (36,892,492)

Cumulative effect of change in accounting principle	             - 		    (2,878,949)        (2,878,949)
	----------------	----------------		--------------
Net loss		 $(56,562,407)		 $(38,930,338)		 $(39,771,441)
	================	================		==============

Net loss available to common stockholders	   $(66,161,163)       $(41,767,205)	   $(42,608,308)
	================	================		==============

Net loss per common share before extraordinary item
 and cumulative effect of change in accounting principle:
  Basic and Diluted		       $(2.47)		       $(1.48)		       $(1.52)
	================	===============		==============
Net loss per common share before cumulative effect
 of change in accounting principle:
  Basic and Diluted		       $(2.47)		       $(1.58)		       $(1.62)
	================	===============		==============
Net loss per common share:
  Basic and Diluted		       $(2.47)		       $(1.70)	 	       $(1.73)
	================	===============		==============
Weighted average number of common shares:
  Basic and Diluted		   26,736,549 		   24,571,468 		   24,571,468
	================	===============		==============

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Note 2 for explanation of pro forma amounts

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	     Six Months Ended June 30,
	-----------------------------------
		   2001		    2000
	-----------------		-------------
OPERATING ACTIVITIES:
  Net loss		$(56,562,407)		$(38,930,338)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization		  33,728,760 		  16,035,099
    Stock compensation expense		      26,910 		      53,000
    Extraordinary item- early extinguishment of debt		          - 		   2,430,456
    Interest related to warrants and certain fees		     429,126 		     358,437

  Changes in operating assets and liabilities:
    Accounts receivable		   1,090,568 		     233,472
    Prepaid expenses and other current assets		    (920,324)		   2,971,450
    Deferred financing costs and other assets		    (150,096)		 (10,985,353)
    Accounts payable and accrued expenses		  (7,894,238)		 (13,315,155)
    Accrued salaries and related taxes		     758,497 		     463,444
		-------------		-------------
      Net cash used by operating activities		 (29,493,204)	     (40,685,488)

INVESTING ACTIVITY:
  Additions to property and equipment		 (40,249,319)		 (38,541,851)
  Notes receivable from stockholders		     (90,000)		           -
  Repayment of notes receivable from stockholders		   5,414,676		      10,373
		-------------		-------------
      Net cash used in investing activities		 (34,924,643)		 (38,531,478)

FINANCING ACIVITIES:
  Proceeds from the issuance of Series B redeemable
   convertible preferred stock, net of offering costs	          - 	     191,778,059
  Proceeds from the issuance of common stock		   1,349,237 		   4,591,482
  Proceeds from notes payable		  25,000,000 		 145,883,518
  Repayment of notes payable		    (812,455)		(117,206,562)
  Repayments under capital lease obligations		 (11,074,326)		  (2,453,245)
		-------------		-------------
      Net cash provided by financing activities		  14,462,456		 222,593,252

Increase (decrease) in cash and cash equivalents		 (49,955,391)		 143,376,286
Cash and cash equivalents at beginning of year		  80,029,442 		  15,522,224
		-------------		-------------
Cash and cash equivalents at end of period		 $30,074,051 		$158,898,510
		=============		=============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Network and related equipment acquired under
    capital leases		 $17,025,993 		 $32,877,081
  Network and related equipment acquired under
    notes payable		          -		  $3,762,998
  Accretion of preferred stock		  $9,598,756 	      $2,836,867

The accompanying notes are an integral part of these condensed consolidated financial statements.

6

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the our Annual Report on Form 10-K for the nine month transition period ended December 31, 2000.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

   Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services.

Revenues related to usage are recognized as usage accrues.

   Retroactive to April 1, 2000, the Company revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers. The new method of accounting defers recognition of monthly recurring service fees to the period in which the service is available to the customer. The Company's condensed consolidated unaudited statements of operations for the six months ended June 30, 2000 reflects the three months ended March 31, 2000 under the Company's revenue recognition policy prior to the adoption of SAB 101 and the restated three months ended June 30, 2000 for the adoption of SAB 101 on April 1, 2000. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the six month period ended June 30, 2000 prepared under the applicable provisions of SAB 101.

Derivatives and Hedging Activities

   In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, and its Amendments, FASB Statements Nos. 137 and 138, in June 1999 and June 2000, respectively (collectively, FAS
133). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedge), or, for the effective portion of the hedge, recorded in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted FAS 133 on January 1, 2001. The adoption of this statement resulted in a cumulative effect adjustment to other comprehensive income (loss) of $(716,504), (see Note 8).

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

   During the six months ended June 30,2001, the Company recorded a loss of $716,504 in other comprehensive income (loss) as a cumulative effect adjustment in connection with the adoption of FAS 133, effective January 1, 2001. During the three months and six months ended June 30, 2001, the Company recorded a loss of $44,297 and $828,134, respectively in other comprehensive income (loss) for the change in fair value of the collar and swap. Furthermore, during the three months and six months ended June 30, 2001, the Company reclassified out of other comprehensive income (loss) to interest expense a gain of $1,215 and a loss of $(52,942), respectively related to the ineffective portion of the collar and the swap and gains of $295,357 and $122,866 for the same periods related to the collar and the swap excluded from the assessment of hedge effectiveness.

   For the period from January 1,2001 to December 31,2001, the Company expects to reclassify approximately $280,000 of losses on the collar and the swap from accumulated other comprehensive income
(loss) to interest expense due to the payment of variable interest associated with the TD Credit Facility.

NOTE 3: COMMITMENTS AND CONTINGENCIES

   We are a party to a small number of suits arising in the normal course of business which our management believes are not material individually or in the aggregate.


NOTE 4: NET LOSS PER COMMON SHARE
  The following tables set forth the computation of basic and diluted net loss per share:

                                          			      Three Months Ended
                                         			            June 30,
 	      		                                     -------------------------
----
                                          			    2001           2000
										restated *
                                             		-------------------------
----

Numerator:
Loss before cumulative effect of change in
 accounting principle                                       $(27,613,754)
$(18,176,697)
  Cumulative effect of change in accounting
    principle                                                          -
(2,878,949)
                                                           --------------------------
-----
Net loss                                                    $(27,613,754)
$(21,055,646)
Less preferred stock dividends and accretion to
  redemption value of preferred stock                         (4,844,147)
(2,268,048)
Equals: numerator for basic and diluted                     -------------------------
----
 net loss per share                                         $(32,457,901)
$(23,323,694)

=============================

Denominator for basic and diluted net loss
  per share-weighted-average shares                           26,810,572
25,966,463

============================
Basic and diluted loss per common share- before
   cumulative effect of change in accounting
   principle	                                                   $(1.21)
$(0.79)

=============================
Basic and diluted loss per common share- cumulative
  effect of change in accounting principle                        $   -
$(0.11)

=============================
Basic and diluted net loss per share                              $(1.21)
$(0.90)

=============================

















9



Six Months Ended
                                                          June 30,
                                          ------------------------------------------
                                              2001            2000          2000
									      Pro forma *
                                          ------------------------------------------

Numerator:
Loss before extraordinary item and
   cumulative effect of change in
   accounting principle                   $(56,562,407) $(33,620,933)  $(34,462,036)
 Extraordinary item-early
   extinguishment of debt                            -    (2,430,456)    (2,430,456)
                                          -------------------------------------------
-
Loss before cumulative effect of change
   in accounting principle                $(56,562,407) $(36,051,389)  $(36,892,492)
 Cumulative effect of change in
    accounting principle                             -    (2,878,949)    (2,878,949)
                                         --------------------------------------------
Net loss                                  $(56,562,407) $(38,930,338)  $(39,771,441)
Less preferred stock dividends and
  accretion to redemption value of
  preferred stock                           (9,598,756)   (2,836,867)    (2,836,867)
Equals: numerator for basic and diluted   -------------------------------------------
 net loss per share                       $(66,161,163) $(41,767,205)  $(42,608,308)
                                         ============================================


Denominator for basic and diluted net
  loss per share-weighted-average shares    26,736,549     24,571,468     24,571,468
					     ==========================================

Basic and diluted loss per common share-
   before extraordinary item and
   cumulative effect of accounting change       $(2.47) 	   $(1.48)        $(1.52)
                                          ===========================================
Basic and diluted loss per common share-
  extraordinary item                            $   -          $(0.10)        $(0.10)
                                          ===========================================
Basic and diluted loss per common share-
  cumulative effect of change in accounting
  principle                                     $   -          $(0.12)        $(0.12)
                                          ===========================================

Basic and diluted net loss per share            $(2.47)        $(1.70)        $(1.73)
                                          ===========================================

* See Note 2 for explanation of restated and pro forma amounts

NOTE 5: RELATED PARTY TRANSACTIONS

   As of December 31,2000, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $6,375,135 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. During the quarter ended March 31, 2001, $5,414,676 was repaid together with interest due. As of June 30, 2001 an additional $90,000 was advanced to an executive under a fully secured promissory note, bearing interest at 10.75% and $1,101,093 of these loans remains outstanding.

NOTE 6: FINANCING ARRANGEMENTS
   In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund the Company's base plan for expansion of its branch sales offices and its Integrated Communications Network. The proceeds were used to retire the $43 million balance of an existing credit facility of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of September 30, 2000, we entered into an amendment to the TD Credit Facility to modify certain provisions of the agreement. As of June 30, 2001, we are in compliance with all of the covenants and $125 million of the TD Credit Facility was outstanding. In July 2001, the Company borrowed the remaining $100 million available under the facility.

NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS
   In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Compensation, an Interpretation of APB Opinion No. 25." The Company has adopted the Interpretation July 1, 2000. The Interpretation requires, among other things, that stock options that have been modified to reduce the exercise price be accounted for as variable. No option grants have been modified by a reduction of the exercise prices, therefore, the adoption of the Interpretation has not had an impact on the Company's consolidated financial statements.

NOTE 8: OTHER COMPREHENSIVE INCOME (LOSS)
 The Company reports comprehensive income (loss) as required by
Financial Accounting Standards Board Statement No. 130, "Reporting
Comprehensive Income," (FAS 130).  FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders'
equity, be included in other comprehensive income (loss). For the three months ended June 30, 2001 and 2000, comprehensive income
(loss) was $(27,954,623) and $(21,055,646) respectively, and for the six months ended June 30, 2001 and 2000, comprehensive income (loss)
was $(58,176,969) and $(38,930,338) respectively, as follows:
<TABLE
                                                    Three Months Ended June 30,
								  2001            2000
                                             -----------------------------------
Other Comprehensive income (loss):
   Net loss					      $(27,613,754)   $(21,055,646)
   Additions to other comprehensive
      loss for changes in fair value of
      cash flow hedges                                  (44,297)           -
   Reclassification of gain from other
      comprehensive loss line as offset to
      interest expense for ineffective portion
      and time value of cash flow hedges                (296,572)           -
 ------------------------------------
Other Comprehensive income (loss)	 	   	$(27,954,623)   $(21,055,646)
                                          ===========================================

Six Months Ended June 30,

								    2001            2000
                                                 -----------------------------------
Other Comprehensive income (loss):
   Net loss					           $(56,562,407)   $(38,930,338)
   Cumulative effect of change in
      accounting principle   			               (716,504)	       -
   Additions to other comprehensive
      loss for changes in fair value of
      cash flow hedges                                      (828,134)             -
   Reclassification of gain from other
      comprehensive loss line as offset to interest
      expense for ineffective portion and
      time value of cash flow hedges                         (69,924)             -
           -----------------------------
Other Comprehensive income (loss)		           $(58,176,969)   $(38,930,338)
     ===================================

Part I
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

We are a rapidly growing single-source provider of voice, data and Internet communications services, or integrated communications carrier, with 17 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 179 account executives supported by 156 network coordinators as of June 30, 2001. Our sales force is located close to our customers in 29 sales branches primarily in the Northeast and Mid-Atlantic states.

We are currently operating our own state-of-the-art network facilities to carry telecommunications traffic. Our PowerPath(sm) Network uses packet-switching, a technology that transmits data in discrete packages. It uses Internet protocol (IP), which is a method that allows computers with different architectures and operating systems to communicate over the Internet, and asynchronous transfer mode, or ATM, architecture, which permits the network to transmit multiple types of media, such as voice, data and video with various levels of Quality of Service, or QOS. The first phase of our network, which became operational for full production mode in January 2000, included 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. We are interconnecting our facilities with leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. These leased transmission services are gradually being replaced by fiber links, which we own following our investment in fiber strands through Williams Communications and other regional and metro fiber carriers. We have selected Cisco to provide the Wavelength Digital Multiplexing (WDM) and SONET technology to activate or light up the fiber and complete a highly competitive, scalable and secure fiber transport infrastructure. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network. We currently have a combination of leased and owned fiber facilities.


In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. As of June 30, 2001 we were servicing more than 3,400 customer locations with PowerPath(sm) access across the Northeast. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia. The softswitch technology integrated with our PowerPath(sm) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network. We currently have 100 customers taking these voice services on a daily basis as of June 30, 2001 and plan to move into full production in the latter half of this year.

We became an integrated communications provider, or ICP, in January 1998. Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of June 30, 2001, after only 42 months as an integrated communications provider, we were serving over 14,000 customers and had 535,400 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our Customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

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

High Speed Data Services.   We offer a wide array of high speed data
services. Our portfolio includes point to point as well as frame relay solutions from 50kbps to 45mbps.

Internet Services.   We have built an extensive IP network
infrastructure for our PowerPath(sm) Network. We became registered as an official Internet Service Provider, or ISP, in early 2000, which enables us to deliver Internet access to our customers as part of our PowerPath(sm) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services in the latter half of 2001. We provide the necessary configuration support and other network support services on a 24-hour,7-day a week basis. We offer Internet access from 56k to 45mbps to our business customers.

Advanced Technology Center Services.   We opened our Springfield data
center providing web hosting services in early 2001. We now have the ability to offer our customers shared and dedicated web hosting services as well as server collocation services. We are planning to extend our entry into the Applications Services Provider (ASP) market by adding a suite of value added services in the latter half of 2001, such as backup and restoral services, managed storage and unified messaging. The Information Technology (IT) infrastructure has been designed to support our strategic direction of introducing content based services in conjunction with a rapidly developing E-Mobile market place. We have opened a second data center in our newly constructed 50,000 square foot Advanced Technology Center in Waltham, Massachusetts during the second quarter of 2001. We are further developing services such as electronic commerce over the Internet, managed security and storage services, managed firewall services, consulting and network monitoring services and other data, voice and sophisticated network products that will be based in this data center.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 2001 AS COMPARED TO THE THREE AND SIX MONTHS ENDED JUNE 30 2000.

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

Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The Company's condensed consolidated unaudited statements of operations for the six months ended June 30, 2000 reflects the three months ended March 31, 2000 of the Company's revenue recognition policy prior to the adoption of SAB 101 and the restated three months ended June 30, 2000 for the adoption of SAB 101 on April 1, 2000. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the three month period ended March 31, 2000 prepared under the applicable provisions of SAB 101 and the restated three months ended June 30, 2000 for the adoption of SAB 101 on April 1, 2000. Comparisons made to the prior year for the purposes of this discussion have been made to the pro forma presentation of the results of operations for the six months ended June 30, 2000.

Total revenues for the quarter ended June 30, 2001 ("2001 Quarter") were $74,512,000, as compared to $51,053,000 for restated quarter ended June 30, 2000 ("2000 restated Quarter"), or an increase of 46%. Total revenues for the six months ended June 30, 2001 ("2001 Six Months") were $142,133,000 as compared to $95,979,000 for pro forma six months ended June 30, 2000 ("2000 pro forma Six Months) or an increase of 48%. The 2001 Quarter revenues also represented an increase of 10% over the revenues of $67,621,000 for the quarter ended March 31, 2001. We have added approximately 170,000 ALE's since the quarter ending June 30, 2000 resulting in the increase in revenue due to the addition of these new customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the 2001 Quarter, we provisioned 40,600 net ALEs, bringing the total lines in service to 535,400. Net lines provisioned through the 2001 Quarter represented an 8% sequential increase over net lines provisioned through the quarter ended March 31, 2001.

Costs of telecommunications revenues, excluding depreciation, for the 2001 Quarter were $59,853,000, as compared to $39,179,000 for the 2000 restated Quarter; and were $115,197,000 for the 2001 Six Months as compared to $74,086,000 for the 2000 pro forma Six Months. As a percentage of telecommunications revenues, cost of telecommunications revenues was 80% for the 2001 Quarter and 81% for the 2001 Six Months, as compared to 77% for the 2000 restated Quarter and 2000 pro forma Six Months. The increase in the percentage of the cost of the telecommunications revenues primarily reflects the additional fixed expenses incurred as a result of the PowerPath(sm) broadband network expansion and additional expense incurred due to supplier delays in delivery of lower cost fiber facilities.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2001 Quarter, selling, general and administrative expenses (SG&A) increased 17% to $20,588,000 from $17,554,000 for the 2000 restated Quarter; and for the 2001 Six Months, increased 27% to $41,788,000 from $33,008,000 for the 2000 pro forma Six Months. The SG&A expenses for the 2001 Quarter decreased 3% from $21,200,000 in the quarter ended March 31, 2001. The increase in SG&A from the 2000 restated quarter and 2000 pro forma Six Months is due to an increase in engineer and service employees as a result of the transition to the ICP platform. The decrease from the March 31, 2001 quarter represents a full quarter's impact of our effort to limit our expansion and therefore leverage our current branch infrastructure. For the 2001 Quarter and 2001 Six Months, SG&A expenses were 27.6% and 29.4% respectively of total revenue as compared to 34.4% of total revenue for the 2000 restated quarter and 2000 pro forma Six Months.

As of June 30, 2001, we employed 676 people including 179 account executives and 156 network coordinators in 29 branch locations throughout the Northeast and Mid-Atlantic states as compared to 648 employees at June 30, 2000.

Depreciation and amortization expense increased to $17,095,000 in the 2001 Quarter from $8,962,000 for the 2000 restated Quarter; and for the 2001 Six Months increased to $33,729,000 from $16,035,000 for the 2000 pro forma Six

Months. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

Other expense, net, increased by 30% to $4,591,000 for the 2001 Quarter and increased by 9% to $7,983,000 for the 2001 Six Months from the same periods in 2000. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. We incurred an extraordinary item of $2,430,000 relating to the early repayment of the senior secured Goldman Sachs/Fleet credit facility for the 2000 pro forma Six Months. The cost reflects the unamortized balance of the warrants and closing costs of the credit facility which was repaid in March 2000.

As a result of the above factors, the net losses totaled to $27,614,000 and $56,562,000 for the 2001 Quarter and 2001 Six Months, respectively.


Liquidity and Capital Resources

Working capital at June 30, 2001 was $3,600,000 million compared to $51,500,000 million at December 31, 2000, a decrease of $47,900,000 million, which was used to fund our operating losses and capital expenditures. Cash balances at June 30, 2001 and December 31,2000 totaled $30,074,000 and $80,029,000, respectively.

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

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds were used to retire the $43 million balance of an existing credit facility of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of September 30, 2000, we entered into an amendment to the TD Credit Facility to modify certain provisions of the agreement. As of June 30, 2001, we are in compliance with all of the covenants. As of June 30, 2001, $125 million of the TD Credit Facility was outstanding. In July 2001, we borrowed the remaining $100 million available under the facility.
17

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of June 30, 2001, the aggregate amount borrowed under these agreements was approximately $115 million.

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

Notional amounts outstanding at June 30, 2001 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our TD Credit Facility borrowings between 12.25% and 9.67%.

Notional amount outstanding at June 30, 2001 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD Credit Facility borrowings at 10.75%.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2001, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $258,000 for the quarter ended June 30, 2001. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $73,000 for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at June 30, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2001, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $452,200 for the quarter ended June 30, 2001. A 10% decrease in dividend rates would result in reduced dividends of approximately $452,200 for the same period.

Part II
Item 4 - Submission of Matters to a Vote of Security Holders
(a) The 2001 Annual Meeting of Stockholders of the Company was held on June 11, 2001.
(b)     Not applicable.
(c)     Each nominee for Class I director received the following votes:

Name                          Votes For               Abstentions
-----------------------------------------------------------------
Henry Hermann                 22,567,068               149,330
Kevin J. Maroni               22,227,845               438,553
Carl Redfield                 22,560,605               155,793
Ralph C. Sillari              22,563,718               152,680
The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   Non Voted
---------------------------------------------------------------------------------
To approve the retention
  of Ernst & Young LLP as
  independent accountants      22,662,469        42,649      11,280          -

(d)     Not applicable.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

99.1   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended
June 30, 2001

	Date		Items Reported
    -------      --------------------------------------------------------

1.   May 17, 2001  		Slide presentation prepared for use by our
executives for a securities analysts meeting held on May 16, 2001.

2.   June 6, 2001		Announcement that we have activated our
				fiber network in Springfield MA area.

3.   June 27, 2001		Announcement that we have completed construction
of our Class A Data Center building in Waltham
MA and have placed our second Network SuperNode in operation.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       CTC COMMUNICATIONS GROUP, INC.

Date:  August 13, 2001              /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  August 13, 2001             /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer

































22