Form 10-Q
period 2001-09-30
CTC COMMUNICATIONS GROUP INC
filed 2001-11-14
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended September 30, 2001

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

As of November 14, 2001, 27,098,785 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of September 30, 2001 and December 31, 2000    3

                        Condensed Consolidated Unaudited Statements of
                        Operations Three Months Ended September 30, 2001
and 2000						        4

Condensed Consolidated Unaudited Statements of
Operations Nine Months Ended September 30, 2001
                        and 2000 							  5

Condensed Consolidated Unaudited Statements of
Cash Flows Nine Months Ended September 30, 2001
and 2000							  6

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              7-12

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations     13-19

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                     20-21

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                           Inapplicable

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                  22


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

                                                             September 30,     December, 31
                                                                 2001              2000
                                                             -------------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                $100,649,591     $80,029,442
     Accounts receivable, net                                   45,360,645      43,137,423
     Prepaid expenses and other current assets                   6,737,851      10,137,037
                                                              -------------   --------------
     Total current assets                                      152,748,087     133,303,902

    Property and equipment:
     Property and equipment                                    342,755,703     259,615,413
     Accumulated depreciation and amortization                (113,989,044)    (63,873,598)
                                                              -------------   --------------
     Total property and equipment, net                         228,766,659     195,741,815

    Deferred financing costs and other assets                   12,238,124      15,082,876
                                                              -------------  ---------------
     Total assets                                             $393,752,870    $344,128,593
                                                              ==============  ===============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $48,856,517     $49,461,550
     Accrued salaries and related taxes                          3,689,304       3,282,079
     Current portion of obligations under capital leases        32,481,804      27,055,850
     Current portion of notes payables                           3,680,998       1,983,984
                                                              -------------    -------------
     Total current liabilities                                  88,708,623      81,783,463

    Long term debt:
     Obligations under capital leases, net of current portion   58,514,840      52,763,576
     Notes payable, net of current portion                     227,705,828     103,018,589
                                                              -------------    -------------
     Total long term debt                                      286,220,668     155,782,165

    Commitments and contingencies
    Series B redeemable convertible preferred stock, par
      value $1.00 per share; authorized 10,000,000 shares,
      200,000 shares issued and outstanding at
      September 30, 2001 and December 31, 2000,
      (liquidation preference $255,546,343 at Sept. 30, 2001)  217,783,560     203,249,272

    Stockholders' deficit:
     Common stock, par value $.01 per share: authorized
      100,000,000 shares, 27,093,985 and 26,582,137 shares
      issued and outstanding at September 30, 2001 and
      December 31, 2000, respectively                              270,940        265,821
     Additional paid-in capital                                 95,381,824     93,300,483
     Deferred compensation                                              -         (26,910)
     Other accumulated comprehensive income (loss)              (3,063,748)            -
     Retained deficit                                         (291,548,997)  (190,225,701)
                                                              -------------  --------------
     Total stockholders' deficit                              (198,959,981)   (96,686,307)
                                                              -------------  --------------
     Total liabilities and stockholders' deficit              $393,752,870   $344,128,593
                                                             ==============   =============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		         Three Months Ended
	-------------------------------------

	September 30, 2001  September 30, 2000
				   Restated *
	------------------	------------------
Telecommunications revenues		  $78,166,156	   $56,993,993

Operating costs and expenses:
  Cost of telecommunications revenues
    excluding depreciation and amortization		   61,989,987		   44,386,041
  Selling, general and administrative expenses		   20,400,071		   20,433,701
  Depreciation and amortization		   20,301,786 		   11,975,575
	----------------	 ---------------
    Total operating costs and expenses		  102,691,844		   76,795,317
	---------------		--------------
Loss from operations		  (24,525,688)		  (19,801,324)

Other income (expense), net:
  Interest income		      888,828 		    2,146,554
  Interest expense		   (6,589,743)		   (4,246,670)
	----------------	----------------
   Total other expense, net		   (5,700,915)		   (2,100,116)

	----------------	----------------
Net loss		 $(30,226,603)		 $(21,901,440)
	================	================

Net loss available to common stockholders	   $(35,162,134)       $(26,440,971)
	================	================

Net loss per common share:
  Basic and Diluted		       $(1.30)		       $(1.01)
	================	===============
Weighted average number of common shares:
  Basic and Diluted		   27,035,449 		   26,267,495
	================	===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Note 2 for explanation of restated amounts

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

		               Nine Months Ended
	-------------------------------------------------------

	September 30, 2001 September 30, 2000 September 30, 2000
					   Pro forma *
	------------------ ------------------ ------------------
Telecommunications revenues		 $220,299,607		 $154,622,734		$152,972,597

Operating costs and expenses:
  Cost of telecommunications revenues
    excluding depreciation and amortization		  177,186,737		  119,253,701		 118,471,654
  Selling, general and administrative expenses		   62,187,790		   53,468,473 		  53,441,486
  Depreciation and amortization		   54,030,546 		   28,010,674 		  28,010,674
	----------------	---------------		-------------
    Total operating costs and expenses		  293,405,073		  200,732,848 		 199,923,814
	---------------	---------------		-------------
Loss from operations		  (73,105,466)		  (46,110,114)		 (46,951,217)

Other income (expense), net:
  Interest income	      2,292,155 		    3,650,021 		   3,650,021
  Interest expense		  (15,975,697)		  (13,062,280)		 (13,062,280)
	----------------	----------------		-------------
   Total other expense, net		  (13,683,542)		   (9,412,259)		  (9,412,259)

Loss before extraordinary item and
 cumulative effect of change in accounting principle		  (86,789,008)		  (55,522,373)       (56,363,476)

Extraordinary item - early extinguishment of debt		           -  		   (2,430,456)	    (2,430,456)
	----------------	----------------		-------------
Loss before cumulative effect of change in accounting
 principle		  (86,789,008)	    (57,952,829)		 (58,793,932)

Cumulative effect of change in accounting principle	             - 		    (2,878,949)       (2,878,949)
	----------------	----------------		-------------
Net loss		 $(86,789,008)		  $(60,831,778)		$(61,672,881)
	================	================		=============

Net loss available to common stockholders	  $(101,323,296)        $(68,208,176)	  $(69,049,279)
	================	================		=============

Net loss per common share before extraordinary item
 and cumulative effect of change in accounting principle:
  Basic and Diluted		       $(3.78)		        $(2.50)		      $(2.54)
	================	================		=============
Net loss per common share before cumulative effect
 of change in accounting principle:
  Basic and Diluted		       $(3.78)		        $(2.60)		      $(2.63)
	================	================		=============
Net loss per common share:
  Basic and Diluted		       $(3.78)		        $(2.71)	 	      $(2.75)
	================	================		=============
Weighted average number of common shares:
  Basic and Diluted		   26,837,277 		    25,142,455 		  25,142,455
	================	================		=============

The accompanying notes are an integral part of these condensed consolidated financial statements.

* See Note 2 for explanation of pro forma amounts

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

	  Nine Months Ended September 30,
	-----------------------------------
		   2001		    2000
	-----------------		-------------
OPERATING ACTIVITIES:
  Net loss		$(86,789,008)		$(60,831,778)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization		  54,030,546 		  28,010,674
    Stock compensation expense		      26,910 		      79,500
    Extraordinary item- early extinguishment of debt		          - 		   2,430,456
    Interest related to warrants and certain fees		     390,655 		     704,571

  Changes in operating assets and liabilities:
    Accounts receivable		  (2,223,222)		  (3,136,407)
    Prepaid expenses and other current assets		  (1,925,490)		   3,711,592
    Deferred financing costs and other assets		   2,006,148		 (16,261,483)
    Accounts payable and accrued expenses		    (605,033)		  (6,026,731)
    Accrued salaries and related taxes		     407,225 		   1,308,134
		-------------		-------------
      Net cash used by operating activities		 (34,681,269)	     (50,011,472)

INVESTING ACTIVITY:
  Additions to property and equipment		 (57,455,642)		 (64,556,722)
  Notes receivable from stockholders		     (90,000)		           -
  Repayment of notes receivable from stockholders		   5,414,676		      10,373
		-------------		-------------
      Net cash used in investing activities		 (52,130,966)		 (64,546,349)

FINANCING ACIVITIES:
  Proceeds from the issuance of Series B redeemable
   convertible preferred stock, net of offering costs	          - 	     191,732,272
  Proceeds from the issuance of common stock		   2,086,460 		   5,420,517
  Proceeds from notes payable		 125,000,000 		 145,883,518
  Repayment of notes payable		  (1,358,658)		(117,768,700)
  Repayments under capital lease obligations		 (18,295,418)		  (5,359,844)
		-------------		-------------
      Net cash provided by financing activities		 107,432,384		 219,907,763

Increase in cash and cash equivalents		  20,620,149 		 105,349,942
Cash and cash equivalents at beginning of year		  80,029,442 		  15,522,224
		-------------		-------------
Cash and cash equivalents at end of period		$100,649,591 		$120,872,166
		=============		=============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Network and related equipment acquired under
    capital leases		 $30,265,634 		 $55,459,368
  Network and related equipment acquired under
    notes payable		          -		  $3,762,998
  Accretion of preferred stock		 $14,534,288 	      $7,376,398

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2001, as noted below. These statements should be read in conjunction with the financial statements and related notes included in our Annual Report on Form 10-K for the nine month transition period ended December 31, 2000.


NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

   Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services. Revenues related to usage are recognized as usage accrues.

   Retroactive to April 1, 2000, the Company revised its revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of the Company's significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the Company's contract with its customers. The new method of accounting defers recognition of monthly recurring service fees to the period in which the service is available to the customer. The Company's condensed consolidated unaudited statements of operations for the three months ended September 30, 2000 have been restated to reflect the adoption of SAB 101. The Company's condensed consolidated unaudited statements of operations for the nine months ended September 30, 2000 reflects the three months ended March 31, 2000 under the Company's revenue recognition policy prior to the adoption of SAB 101 and the restated six months ended September 30, 2000 for the adoption of SAB 101 on April 1, 2000. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the nine month period ended September 30, 2000 prepared under the applicable provisions of SAB 101.

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

   During the nine months ended September 30,2001, the Company recorded a loss of $(716,504) in other comprehensive income (loss) as a cumulative effect adjustment in connection with the adoption of FAS 133, effective January 1, 2001. During the three months and nine months ended September 30, 2001, the Company recorded a loss of $(1,161,190) and $(1,989,324), respectively in other comprehensive income (loss) for the change in fair value of the collar and swap. Furthermore, during the three months and nine months ended September 30, 2001, the Company reclassified out of other comprehensive income (loss) to interest expense a gain of $176,940 and $123,998, respectively related to the ineffective portion of the collar and the swap and gains of $111,056 and $233,922 for the same periods related to the time value deterioration on the collar.

   For the period from January 1, 2001 to December 31, 2001, the
Company expects to reclassify approximately $(900,000) of losses on the collar and the swap from accumulated other comprehensive income (loss) to interest expense due to the payment of variable interest associated with the TD Credit Facility.

NOTE 3: COMMITMENTS AND CONTINGENCIES

   We are a party to a small number of suits arising in the normal course of business which our management believes are not material individually or in the aggregate.


NOTE 4: NET LOSS PER COMMON SHARE
  The following tables set forth the computation of basic and diluted net loss per share:

                                          			      Three Months Ended
                                         			         September 30,
 	      		                                     -----------------------------
                                          			    2001           2000
										restated *
                                             		-----------------------------

Numerator:
Net loss                                                    $(30,226,603)  $(21,901,440)
Less preferred stock dividends and accretion to
  redemption value of preferred stock                         (4,935,531)    (4,539,531)

Equals: numerator for basic and diluted                     -----------------------------
 net loss per share                                         $(35,162,134)  $(26,440,971)
                                                            =============================

Denominator for basic and diluted net loss
  per share-weighted-average shares                           27,035,449     26,267,495
					                       ============================

Basic and diluted net loss per share                              $(1.30)        $(1.01)
                                                            =============================


































  Nine Months Ended
                                                         September 30,
                                          ------------------------------------------
                                              2001            2000          2000
									      Pro forma *
                                          ------------------------------------------

Numerator:
Loss before extraordinary item and
   cumulative effect of change in
   accounting principle                   $(86,789,008) $(55,522,373)  $(56,363,476)
 Extraordinary item-early
   extinguishment of debt                            -    (2,430,456)    (2,430,456)
                                          --------------------------------------------
Loss before cumulative effect of change
   in accounting principle                $(86,789,008) $(57,952,829)  $(58,793,932)
 Cumulative effect of change in
    accounting principle                             -    (2,878,949)    (2,878,949)
                                          --------------------------------------------
Net loss                                  $(86,789,008) $(60,831,778)  $(61,672,881)
Less preferred stock dividends and
  accretion to redemption value of
  preferred stock                          (14,534,288)   (7,376,398)    (7,376,398)

Equals: numerator for basic and diluted   --------------------------------------------
 net loss per share                      $(101,323,296) $(68,208,176)  $(69,049,279)
                                          ============================================


Denominator for basic and diluted net
  loss per share-weighted-average shares    26,837,277     25,142,455     25,142,455
					     ==========================================

Basic and diluted loss per common share-
   before extraordinary item and
   cumulative effect of accounting change       $(3.78) 	   $(2.50)        $(2.54)
                                          ===========================================
Basic and diluted loss per common share-
  extraordinary item                            $   -          $(0.10)        $(0.10)
                                          ===========================================
Basic and diluted loss per common share-
  cumulative effect of change in accounting
  principle                                     $   -          $(0.12)        $(0.12)
                                          ===========================================

Basic and diluted net loss per share            $(3.78)        $(2.71)        $(2.75)
                                          ===========================================

* See Note 2 for explanation of restated and pro forma amounts

NOTE 5: RELATED PARTY TRANSACTIONS

   As of December 31,2000, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $6,375,135 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. During the quarter ended March 31, 2001, $5,414,676 was repaid together with interest due. As of September 30, 2001 an additional $90,000 was advanced to an executive under a fully secured promissory note, bearing interest at 10.75%. At September 30, 2001, $1,189,187 of these loans remains outstanding.

NOTE 6: FINANCING ARRANGEMENTS

   In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund the Company's base plan for expansion of its branch sales offices and its Integrated Communications Network. The proceeds were used to retire the $43 million balance of an existing credit facility of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of November 2001, we entered into an amendment to the TD Credit Facility to modify certain provisions of the agreement. As of September 30, 2001, we are in compliance with all of the covenants and $225 million of the TD
Credit Facility was outstanding. The Company has classified the revolving line of credit as long term debt as it expects the revolving line of credit amount to be outstanding for the full commitment period under the TD credit facility.

The Company has entered into an equipment lease financing arrangement which restricts $7.5 million of cash as security for this arrangement.


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

   In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" (FAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets"
(FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, the intangibles will be amortized during this transition period until adoption of FAS 142. The Company is not expecting any material impact from the adoption FAS 142 on its financial position and results of operations.


NOTE 8: COMPREHENSIVE INCOME (LOSS)

 The Company reports comprehensive income (loss) as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders' equity, be included in comprehensive income (loss). For the three months ended September 30, 2001 and 2000, comprehensive income (loss) was $(31,675,789) and $(21,901,440) respectively, and for the nine months ended September 30, 2001 and 2000, comprehensive income (loss) was $(89,852,756) and $(60,831,778)
respectively, as follows:

                                                    Three Months Ended
September 30,
									  2001            2000
                                                  -----------------------------
------
Comprehensive income (loss):
   Net loss					             $(30,226,603)
$(21,901,440)
   Additions to comprehensive
      loss for changes in fair value of
      cash flow hedges                                 (1,161,190)           -
   Reclassification of gain from
      comprehensive loss line as offset to interest
      expense for ineffective portion and
      time value of cash flow hedges                     (287,996)           -
              -------------------------
----
Comprehensive income (loss)	               	$(31,675,789)
$(21,901,440)

===================================

     Nine Months Ended September
30,
									    2001            2000
                                                 ------------------------------
-----
Comprehensive income (loss):
   Net loss					             $(86,789,008)
$(60,831,778)
   Cumulative effect of change in
      accounting principle   			          (716,504)		    -

   Additions to comprehensive
      loss for changes in fair value of
      cash flow hedges                                 (1,989,324)
-
   Reclassification of gain from
      comprehensive loss line as offset to interest
      expense for ineffective portion and
      time value of cash flow hedges                     (357,920)
-
             --------------------------
---
Comprehensive income (loss)		             $(89,852,756)
$(60,831,778)


===================================


Part I
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

We are a rapidly growing single-source provider of voice, data and Internet communications services, or integrated communications carrier, with 17 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 186 account executives supported by 163 network coordinators as of September 30, 2001. Our sales force is located close to our customers in 27 sales branches primarily in the Northeast and Mid-Atlantic states.

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

In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. As of September 30, 2001 we were servicing more than 4,200 customer locations with PowerPath(sm) access across the Northeast and Mid-Atlantic states. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia Technologies. The softswitch technology integrated with our PowerPath(sm) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network. We currently have 350 customer locations with these voice services on a daily basis as of September 30, 2001.

We became an integrated communications provider, or ICP, in January 1998.
 Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of September 30, 2001, after only 45 months as an integrated communications provider, we were serving over 15,000 customers and had 565,800 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

	We offer the following services:

Local Telephone Services.   We offer connections between customers'
telecommunications equipment and the local telephone network, the majority of which we lease from incumbent local exchange carriers (ILECs). For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for both voice and data applications. We are in the process of turning up local telephone services using the Company's PowerPath(sm) Network through the use of the softswitch provided by Telcordia Technologies.

Long Distance Telephone Services.   We offer a full range of domestic and
international long distance services, including "1+" outbound calling, inbound toll free service, standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services.   We offer a wide array of high speed data
services. Our portfolio includes point to point as well as frame relay solutions from 56kbps to 45mbps.

Internet Services.   We have built an extensive IP network infrastructure
for our PowerPath(sm) Network. We became registered as an official Internet Service Provider, or ISP, in 2000, which enables us to deliver Internet access to our customers as part of our PowerPath(sm) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services in the latter half of 2001. We provide the necessary configuration support and other network support services on a 24-hour,7-day a week basis. We offer Internet access from 56k to 45mbps to our business customers.

Hosting Services.   We opened our Springfield Data Center and began
providing web hosting services in early 2001. We now have the ability to offer our customers shared and dedicated web hosting services as well as hardware collocation services. We are planning to extend our entry into the Applications Services Provider (ASP) market by adding a suite of value added services in the fourth quarter of 2001, such as backup and restoral services, managed storage and unified messaging. The Information Technology (IT) infrastructure has been designed to support our strategic direction of introducing content based services in conjunction with a rapidly developing communications market-place. We have opened a second data center in our newly constructed 50,000 square foot Advanced Technology Center in Waltham, Massachusetts during the second quarter of 2001. We are reviewing and developing services such as electronic commerce over the Internet, managed security and storage services, managed firewall services, consulting and network monitoring services and other data, voice and sophisticated network products that will be based in this data center.

RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AS COMPARED TO THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2000.

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

Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, the Company has determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The Company's condensed consolidated unaudited statements of operations for the three months ended September 30, 2000 have been restated to reflect the adoption of SAB 101. The Company's condensed consolidated unaudited statements of operations for the nine months ended September 30, 2000 reflects the three months ended March 31, 2000 of the Company's revenue recognition policy prior to the adoption of SAB 101 and the restated six months ended September 30, 2000 for the adoption of SAB 101 on April 1, 2000. For comparative purposes, the accompanying financial statements include a pro forma condensed consolidated unaudited statement of operations for the three month period ended March 31, 2000 prepared under the applicable provisions of SAB 101 and the restated six months ended September 30, 2000 for the adoption of SAB 101 on April 1, 2000. Comparisons for the nine month period made to the prior year for the purposes of this discussion have been made to the pro forma presentation of the results of operations for the nine months ended September 30, 2000.

Total revenues for the quarter ended September 30, 2001 ("2001 Quarter") were $78,166,000, as compared to $56,994,000 for restated quarter ended September 30, 2000 ("2000 restated Quarter"), or an increase of 37%. Total revenues for the nine months ended September 30, 2001 ("2001 Nine Months") were $220,300,000 as compared to $152,973,000 for pro forma nine months ended September 30, 2000 ("2000 pro forma Nine Months) or an increase of 44%. The 2001 Quarter revenues also represented an increase of 5% over the revenues of $74,512,000 for the quarter ended June 30, 2001. We have added approximately 159,000 ALE's since the quarter ended September 30, 2000 resulting in the increase in revenue due to the addition of ALE's for both new and existing customer relationships.

A common basis for measurement of an ICP's progress is the growth in ALEs. During the 2001 Quarter, we provisioned 30,400 net ALEs, bringing the total lines in service to 565,800. Net lines provisioned through the 2001 Quarter represented a 6% sequential increase over net lines provisioned through the quarter ended June 30, 2001 and a 39% increase over the 2000 quarter.

Costs of telecommunications revenues, excluding depreciation, for the 2001 Quarter were $61,990,000, as compared to $44,386,000 for the 2000 restated Quarter; and were $177,187,000 for the 2001 Nine Months as compared to $118,472,000 for the 2000 pro forma Nine Months. As a percentage of telecommunications revenues, cost of telecommunications revenues was 79% for the 2001 Quarter and 80% for the 2001 Nine Months, as compared to 78% for the 2000 restated Quarter and 77% for the 2000 pro forma Nine Months. The increase in the percentage of the cost of the telecommunications revenues primarily reflects the additional fixed expenses incurred as a result of the PowerPath(sm) broadband network expansion and additional expense incurred due to supplier delays in delivery of lower cost fiber facilities.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2001 Quarter, selling, general and administrative expenses (SG&A) remained at the same level of $20,400,000 from $20,434,000 for the 2000 restated Quarter; and for the 2001 Nine Months, increased 16% to $62,188,000 from $53,441,000 for the 2000 pro forma Nine Months. The SG&A expenses for the 2001 Quarter decreased 1% from $20,588,000 in the quarter ended June 30, 2001. The increase in SG&A from the 2000 pro forma Nine Months is due to an increase in engineering and service employees as a result of the transition to the ICP platform. The decrease from the June 30, 2001 quarter represents our continued effort to limit our expansion to control costs and therefore leverage our current branch infrastructure. For the 2001 Quarter and 2001 Nine Months, SG&A expenses were 26.1% and 28.2% respectively of total revenue as compared to 35.9% and 34.9% of total revenue for the 2000 restated quarter and 2000 pro forma Nine Months respectively.

As of September 30, 2001, we employed 712 people including 186 account executives and 163 network coordinators in 27 branch locations throughout the Northeast and Mid-Atlantic states as compared to 757 employees at September 30, 2000.

Depreciation and amortization expense increased to $20,302,000 in the 2001 Quarter from $11,976,000 for the 2000 restated Quarter; and for the 2001

Nine Months increased to $54,031,000 from $28,011,000 for the 2000 pro forma Nine Months. This increase was a result of additional expense associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 3-5 years, reflecting the risk of rapid technological change.

Other expense, net, increased to $5,701,000 for the 2001 Quarter from $2,100,000 for the 2000 restated Quarter and increased to $13,684,000 for the 2001 Nine Months from the 2000 pro forma Nine Months. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. We incurred an extraordinary item of $2,430,000 relating to the early repayment of the senior secured Goldman Sachs/Fleet credit facility for the 2000 pro forma Nine Months. The cost reflects the unamortized balance of the warrants and closing costs of the credit facility, which was repaid in March 2000.

As a result of the above factors, the net losses totaled to $30,227,000 and $86,789,000 for the 2001 Quarter and 2001 Nine Months, respectively.


Liquidity and Capital Resources

Working capital at September 30, 2001 was $64,039,000 million compared to $51,520,000 million at December 31, 2000, an increase of $12,519,000 million. The increase is the result of our additional draw down of the TD Credit Facility offset by our operating losses and payments for capital expenditures. Cash balances at September 30, 2001 and December 31, 2000 totaled $100,650,000 and $80,029,000, respectively. The Company has entered into an equipment lease financing arrangement which restricts $7.5 million of cash as security for this arrangement.

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

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund our base plan for expansion of our branch sales offices and our Integrated Communications Network. The proceeds were used to retire the $43 million balance of an existing credit facility of the $75 million Goldman Sachs/Fleet Credit Facility and to repay in full the $25 million Cisco vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. As of November 2001, we entered into an amendment to the TD Credit

Facility to modify certain provisions of the agreement. Reference is made to the Third Amendment to Credit Agreement dated as of November 1, 2001 attached hereto as Exhibit 10.1 for all of the terms and conditions of the Amendment. As of September 30, 2001, we are in compliance with all of the covenants.
As of September 30, 2001, $225 million of the TD Credit Facility was outstanding.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of September 30, 2001, the aggregate amount borrowed under these agreements was approximately $129 million.

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

Reference is made to the Risk Factors attached hereto as Exhibit 99.1 for a discussion of the facts which could adversely affect our business, revenues, or results of operations.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities, and its Amendments FASB Statements Nos. 137 and 138, in June 1999 and June 2000, respectively (collectively FAS 133). The Statement requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedges) or, for the effective portion of the hedge, recorded in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The adoption of FAS 133 on January 1, 2001, resulted in a charge for the cumulative effect of an accounting change of $(716,504) in other comprehensive income (loss).


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


In July, 2001, the FASB issued SFAS No. 141, "Business Combinations" (FAS 141) and SFAS No. 142, "Goodwill and Other Intangible Assets" (FAS
142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, the intangibles will be amortized during this transition period until adoption of FAS 142. The Company is not expecting any material impact from the adoption FAS 142 on its financial position and results of operations.

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

Notional amounts outstanding at September 30, 2001 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our TD Credit Facility borrowings between 12.25% and 9.67%.

Notional amount outstanding at September 30, 2001 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD Credit Facility borrowings at 10.75%.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at September 30, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at September 30, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at September 30, 2001, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $444,000 for the quarter ended September 30, 2001. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $233,000 for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at September 30, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at September 30, 2001. The differences in the
20
comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at September 30, 2001, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $461,500 for the quarter ended September 30, 2001. A 10% decrease in dividend rates would result in reduced dividends of approximately $461,500 for the same period.
>

Part II

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:
10.1   Third Amendment to Credit Agreement dated as of 11/1/01.
99.1   Risk Factors

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended September 30, 2001

	Date		Items Reported
    --------------        -----------------------------------------------------
-----

1.   July 6, 2001  		Announcement of preliminary estimates for quarter
ended June 30, 2001.

2.   July 11, 2001		Announcement that we have activated our
				fiber network in NH.

3.   July 26, 2001		Announcement of revenue and operating results for
the
quarter ended June 30, 2001.

4.   August 6, 2001		Announcement that we have completed the beta trial
in
western MA and that CTC packet dial tone and voice services now available to all MA customers.

5.   August 8, 2001		Announcement that we have activated our fiber
network
in downtown Boston MA.

4.   September 21, 2001	Announcement that CTC packet dial tone and voice
services now available to all NH customers.

4.   September 26, 2001	Announcement that 11 new fiber locations have
been added in MA.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       CTC COMMUNICATIONS GROUP, INC.

Date: November 14, 2001            /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date: November 14, 2001             /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer

































23