Form 10-K
period 2001-12-31
CTC COMMUNICATIONS GROUP INC
filed 2002-04-01
CIK 1092319

UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION
                   Washington, DC 20549

                         FORM 10-K

          ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2001

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part IV of this Form 10-K or any amendment to this Form 10-K. [X]

Based on the closing sale price on March 25, 2002, the aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $54,941,952.

At March 22, 2002, 27,112,555 shares of the Registrant's Common
Stock were outstanding.

PART I

GENERAL

At the Annual Meeting of our Board of Directors held on July 27, 2000, we changed our fiscal year from a twelve month period ending March 31 of each year to a twelve month period ending December 31 of each year.

ITEM 1.  BUSINESS

Overview

We are a growing single-source provider of voice, data and Internet Communications services, (an integrated communications provider, or ICP) with 18 years of marketing, sales and service experience. We predominantly target medium and larger-sized business customers who seek greater capacity for voice and data traffic. We are a single provider for their telecommunications requirements and we offer improved levels of service.

We became an integrated communications provider in January 1998. Prior to that, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon), based on agency revenues measurements. At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of December 31, 2001, we were serving over 15,000 customers and had 589,000 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

As of December 31, 2001, our large, experienced sales force consists of 173 account executives supported by 174 network coordinators. Our sales force is located close to our customers in 26 sales and service offices principally in the Northeast and Mid-Atlantic states.

We currently operate our own state-of-the-art network facilities to carry telecommunications traffic. This PowerPath(sm) Network uses packet-switching, a technology that transmits data in discrete packages and uses Internet protocol (IP), which is a method that allows computers with different architectures and operating systems to communicate over the Internet, and asynchronous transfer mode, or ATM, architecture. This permits the network to transmit multiple types of media, such as voice, data, Internet access and video with various levels of Quality of Service, or QOS. The first phase of our network became operational for full production mode in January 2000. We interconnect our facilities over 8,000 fiber route miles on our own fiber, through fiber optic cable strands acquired over a 20-year indefeasible right of use, or IRU, from Williams Communications, and from other regional and metro fiber carriers. We have selected Cisco to provide the Wavelength Digital Multiplexing (WDM) and SONET technology to activate or light up the fiber and complete what we believe is a highly competitive, scalable and secure fiber transport infrastructure. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network. We currently utilize a combination of both leased and company-owned fiber facilities.

In September 1999, we initiated commercial service and as of December 31, 2001 we were servicing more than 5,300 customer locations with our PowerPath(sm) Network across the Northeast and Mid-Atlantic states. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia Technologies. The softswitch technology integrated with our PowerPath(sm) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network. In 2001, the Company also introduced a suite of Hosting Solutions. These E-business and business continuity (continuous systems uptime) services consist of web hosting, Internet/WAN collocation and Data Center Storage Networking.


Our Services

Local Telephone Services.   We offer connections between our customers'
telecommunications equipment and the local telephone network which we lease from incumbent phone companies in most instances. For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for voice interconnectivity between separate facilities. We are now actively engaged in activating local dial tone services using the Company's PowerPath(sm) Network through the use of softswitch technology developed by Telcordia Technologies. We will continue to rollout local dial tone services market by market throughout 2002 as an addition to our existing converged product portfolio. We also offer local telephone services through resale of the incumbent local exchange carrier (ILEC) service.

Long Distance Telephone Services.   We offer a full range of domestic and
international long distance services, including "1+" outbound calling, inbound toll free service, and standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services.   We offer a wide array of high speed data
services. Our portfolio includes Frame Relay as well as point to point solutions from 56kbps to 45mbps.

Internet Services. We have built an extensive IP network infrastructure for our PowerPath(sm) Network. We became registered as an official Internet Service Provider, or ISP, in 2000, which enabled us to deliver Internet access to our customers as part of our PowerPath(sm) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services. We provide the necessary configuration support and other network support services on a 24-hour,7-day a week basis. We offer Internet access from 56k to 45mbps to our business customers.

Hosting Services.   We provide web hosting services via our Springfield,
Massachusetts Data Center opened in early 2001 and through our Advanced Technology Center (ATC) in Waltham, Massachusetts opened in September 2001. The ATC is a 50,000 square foot state of the art data center that houses our Eastern Massachusetts Super Node for the PowerPath(sm) Network and an Internet/WAN Collocation Center. We currently offer customers hosting solutions that include shared and dedicated web hosting and web site design services, Internet/WAN collocation services and data center storage networking services. In 2002, we plan to offer network attached storage and remote data archiving services, and optical networking services for storage area networking and other high bandwidth applications. These services have been designed and released to support our customers' growing E-business and business continuity (continuous systems uptime) requirements. We currently support approximately 200 web sites for customers at our ATC in Waltham, Massachusetts. In addition, we also support 15 Internet/WAN collocations customers that utilize some or all of our complete suite of Hosting Solutions. We are also engaged in the further analysis and potential development of services such as managed firewall and monitoring service, data security, and other network operating system support services.

Our Integrated Communications Network, or PowerPath(sm) Network

We began deploying the first phase of our state-of-the-art, packet-switched network, the PowerPath(sm) Network, in January 1999. Today, our network is fully operational providing customers with integrated broadband services including voice, data, Internet access and access to web related services over a single connection. We offer a broad array of sophisticated services over our network including Class-4/5 switching, which provides customers with local and long distance voice calling capabilities. Our packet-based network infrastructure enables us to improve our margins, enhance network and service quality and broaden our range of product and value added service offerings. Our network services result in a more dynamic solution for our customers providing them with better performance at less cost and it has also demonstrated the ability to stimulate additional demand for new value added services.

The open architecture of our PowerPath(sm) Network gives us the opportunity to integrate new and emerging technology to meet our customers' increasing demands for high capacity and reliable voice, data, Internet access and web-based services. The network utilizes Cisco ESR/GSR and Cisco BPX/MGX 8850 IP + ATM routers/switches, which we believe are the most reliable and proven method to handle all types of data, voice, Internet and video traffic. By building out our own fiber infrastructure, switches and hubs are now consolidated in major regional locations called Super Nodes. Connectivity to customers is provided over protected SONET rings that expand to serving Central Offices (COs), improving service reliability, increasing bandwidth and at the same time reducing leased circuit costs in the middle mile. T1s, multiple T1s using Inverse Multiplexing for ATM (IMA), DS3s or OCN services are then extended from the COs to customer sites covering the last mile.

We believe our packet switched network is superior to the existing circuit switched network used by our competitors. The basic voice technology within the existing telephone-switching network has not changed for many years while data technology has advanced dramatically. Circuit switch technology dedicates a fixed amount of capacity for each voice line. In a packet switched environment, there is no single dedicated circuit and both voice and data information is broken apart and turned into packets that share a common facility. They are then mixed with other types of data communications and then reassembled at the end.

Our ability to transmit via packets provides for superior network utilization and results in the ability to transmit more information through a similar channel. As a result, more information, i.e. voice and data, is transported at a lower cost and more efficiently with the ability to provide multiple levels of QOS.

We are currently offering local dial tone (where we have elected to offer it), long distance voice, data and Internet services over our network. We introduced local dial tone in the first quarter of 2001, which will enable us to provide all of our customer services on the PowerPath(sm) Network. The customer does not have to disconnect from the local phone company and then reconnect onto our network. The transition of the customer from the local phone company's voice services to our network requires only some minor wiring at the customers location and the reprogramming of the customer's system to direct local voice service traffic to our equipment. This strategy enables customers to keep existing phone numbers and enjoy the built-in redundancy of the separate physical connection to the local phone company.

Adding Our Owned Fiber to the Powerpath(sm) Network

With the objective to achieve competitive transport capacity and improve time to market of our PowerPath(sm) Network and value added services, we launched a major Company owned dark fiber program in early 2000. The initial phase of the fiber program covers our current footprint in the Northeastern United States continuing through the Mid-Atlantic region. The buildout of these segments is nearing completion, with all major segments expected to be completed in the fall of 2002.

Our fiber network incorporates technology that is based on carrier class optical networking equipment, specifically Cisco's ONS 15454, 15327 Synchronous Optical Network, or SONET, switches, and Cisco's ONS 15800 Dense Wave-link Multiplexing, or DWM, switches.

In 2000 and early 2001, we entered into several agreements with metro and regional fiber carriers to provide connections for the middle and, where possible, last mile connections to the customer. These network build outs are a continuation of our long-haul transport infrastructure making use of the same WDM/SONET technology. Our metro and regional fiber program is designed to expand outward from the 8,300 route miles of fiber purchased from Williams Communications and connect to core ILEC CO's. By lighting the fiber closer to our customers and operating a greater percentage of the facilities on which customer traffic is routed, we are able to improve provisioning intervals, more efficiently maintain the PowerPath(sm) Network, reduce dependency on the local telephone company and improve margins. The long haul, regional and metro fiber facilities of our network will allow for consolidation of equipment and collocation resources. This cost saving measure, referred to as the Super Node program, permits centralization of service inventory spares, efficient monitoring of network elements and fewer points of failure, while maintaining robust security, redundancy and area for expansion. It also results in reduced expense associated with Point of Presence (POP) collocation and leased circuits.

Sales and Customer Care

We market telecommunications services by developing long-term business relationships with our customers and offering them comprehensive management of their telecommunications requirements. Each customer is supported by a dedicated local account team led by the Sales Account Executive and backed by the customer service team that includes a Network Coordinator and Branch Operations Management and a technical support team. This team works with the customer to design, implement and maintain an integrated telecommunications solution. The team also reviews the customer's services on a regular basis through on-site meetings and, based upon changes in the customer's needs or available technologies, recommends updates in order to make the best use of currently available products and services. We believe that providing localized, proactive high quality customer care promotes continued sales of new services and reduces customer churn.

Sales and Service Infrastructure

Our 26 branch offices are currently staffed with over 450 individuals, representing approximately 64% of our employees. As of December 31, 2001, there were 200 Sales and Sales Management, 210 Service and Service Management, 20 Field Technical Support and 20 Branch Administrators serving markets in Maine, New Hampshire, Vermont, Massachusetts, Rhode Island, Connecticut, New Jersey, New York, Pennsylvania, Maryland, Washington D.C. and Virginia.

Customer Sales and Service Model

At the initial meeting with a prospective customer, our Account Executives first obtain a detailed understanding of the customer's business, including their method of operations, a description of their short and long-term business plans and the communications challenges they currently face. A thorough, detailed inventory of the customer's current communications services and costs is prepared and analyzed. We then present a communications solution to our customer based on our analysis of their business and goals. We outline options and recommendations designed to eliminate unnecessary expense, implement new services to improve the functional and financial performance of their network and position them for future business or technology requirements. Account Executives also review with the customer the benefits of our comprehensive, ongoing account management program which includes timely responses to daily customer needs, and a proactive approach of keeping the customer informed of industry changes. We believe the relationship-intensive approach of assigning both Account Executives and Network Coordinators to each customer account results in high customer satisfaction and retention rates.

Our Account Executives regularly participate in training programs on subjects such as solution-oriented sales, comprehensive customer care, network design and other technical features of our services. We seek to motivate and retain our Account Executives through extensive training and a commission structure that supports our relationship oriented sales and service policies and rewards on-net, on our own facilities, account growth and customer retention.

Customer Care

Our Network Coordinators are the first line of support for our customers. They are thoroughly trained in each of the Company's service offerings and are responsible for customer care. Network Coordinators are located in each of our sales and service branches and are responsible for customer accounts in direct support of the sales executives. Each sales representative keeps informed of the unique needs and aspects of each individual customer to whom they are assigned. Our localized, multi-step account management process provides an ongoing and comprehensive service program to our customers. This process ranges from long-term consultative planning to prompt and responsive handling of service issues.

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

Our Information Systems

Our information systems include five central applications which fully integrate our sales and account management, customer care, provisioning, billing and financial processes. Automation of each of these processes is designed for high transaction volumes, accuracy, timely installation, accurate billing feeds and quality customer service, all done in a secure environment. Data entered in one application is generally exported into all other applications. Each branch office is connected via wide area data connections to the central processor. Our employees have online access to our information systems from their branch personal computers or laptop computers as well as remote access through our Virtual Private Network (VPN).

We also installed an electronic interface to most of our major suppliers. When a sales executive wishes to place an order, our information systems electronically direct it to the appropriate supplier and monitor any delays in provisioning the order. Once the order is provisioned, our information systems automatically remove it from the in-process order file, update the customer's service inventory and network configuration, initiate billing, post the sales executive's commission and update our financial reports.

Our information systems include the following applications:

Account and Sales Management.   Our account management application is the hub
of our information systems. It stores all of our customer-related information, such as installed services location detail, contact information, transaction history and account profile. Our account management application also automatically exports data to our customized sales application. Our sales application is a fully-integrated database that provides sales personnel with access to information for pricing services, customized sales proposals, customer correspondence, sales performance, referencing methods and procedures, service descriptions, competitive information and historical profiles of our current and prospective customers. These historical profiles include details of installed services, recent transactions and billing history. Our sales system can be used both on- and off-line while maintaining a secure environment. All entries made while off-line are automatically updated to the central processor and all relevant data is simultaneously exported to the other central applications each time a salesperson connects to the network.

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

Provisioning.   We generally direct customer orders through our provisioning application electronically to our major suppliers. We track these orders through our account care application from initiation through completion. Order information is entered by the account team at each branch and then forwarded for technical design review. When we provide PowerPath(sm) Network services to a customer, we first develop a voice and data plan for that customer's location and determine the appropriate broadband access facility (T1 or multiple T1s) necessary to accommodate all of those services. Upon design acceptance, an Access Service Request (ASR) is issued to a local service provider to provision the PowerPath(sm) Network access connection. This interval is from the local service provider and currently averages 20 days. Upon electronic receipt of the Firm Order Confirmation (FOC), the installation and services appointment is scheduled. Network Coordinators are notified of the date and they coordinate that date with the customer. Two days before installation, network addresses and services are assigned throughout the network and the Integrated Access Device (IAD) is programmed and shipped to the installation depot. On the FOC date, the access service is tested prior to acceptance. The following day, the IAD is installed and the customer's services are activated. When the IAD at the customer's location is connected to the customer's phone system, this puts voice services on our PowerPath (sm) Network and the connection of the customer routers puts data and Internet services on our network. With the use of fiber within our PowerPath(sm) network, the total interval from receipt of customer order to service activation now approaches 30 days. If any delay in the process occurs, our information system alerts the sales and service team who then have the ability to take corrective action and also notify the customer of a possible delay. Once the order has been filled the information is automatically fed to our billing application.

Billing and Customer Interface.   Our billing application gives us the
ability to provide our customers a single bill for all the services they purchase from us. Our billing application also allows the customer to review historic bill detail, perform customized usage analyses and download information directly to their own accounting applications. Using a secure Web-based application called IntelliVIEW(sm), our customers have near real-time online access to our billing application and are able to review and analyze their bills and related information with many useful features including:

		Call summary			Time of day analysis
		Call detail				Day of week analysis
		Click-a-Bill drill down		Location summary and analysis
		Line usage summary		Group summary and analysis
		Expensive call breakdown	e-mail notification of billing
		Frequent call breakdown		Unlimited query capability
		Watchdog threshold monitoring

Customer billing statements are also available for electronic download or on paper. Paper statements generated by our billing application offer our customers different management formats.

Financial.   Data from our billing application is electronically
transferred to our financial application. Our financial application is used to track and prepare reports on sales activity, commissions, branch operations, branch profitability and cash flows. The financial application also compiles this data for our periodic financial reports. In addition, this application provides internal controls for revenue tracking and costing. The integrated nature of our information systems allows us to operate each branch as a separate cost center.

Our Information Management Platform (IMP) is built on a N-Tiered Architecture. Tier One covers the Data Mart built on Oracle and EMC storage technology. Tier Two to Tier Four successively provide the Business Systems layer including the Operating Support System from Metasolv (OSS), the Network Management Systems layer (NMS), the Element Management Systems (EMS) and the Portal layer. Tier Two to Four are interconnected with Tier-One through a Tibco Data Bus. Finally Tier-Five is the client Tier, a web based client allowing our employees, partners and customers to access information with various levels of authorizations using Windows, Windows NT or web browsers. Our IMP is built on a state-of-the-art, open standard architecture providing a high level of reliability, flexibility and scalability to accommodate future growth. The IMP is fully redundant as all business critical information is mirrored between our dual data centers (Springfield and Waltham). Most systems are running on SUN-Microsystems(tm) and UNIX(tm). Furthermore, we are building flow-through provisioning capabilities integrating our packet based network with our IMP, finalizing our vision of creating an IP and web centric services platform that will ultimately allow our customers to self-serve their services activity from the Internet.

Competition

Competition from Single-Source Providers.
We operate in a competitive environment and have a relatively small market share in each market in which we operate. We face substantial competition from a variety of data transport, data networking and telephony service providers. We face competition from single-source providers and from providers of each individual telecommunications service. Many of these competitors are larger and better capitalized than we are. Many of our competitors are incumbent providers, with long standing relationships with their customers and greater brand name recognition.

Verizon is a competitor for local, voice and data services. We expect that based on regulatory developments, Verizon will increasingly be a competitor for long distance services as well. For example, Verizon was granted authority by the FCC under Section 271 to provide in-region interLATA services, including long distance services, in New York state, Massachusetts and Rhode Island. Verizon also has applications pending before the FCC to provide in-region interLATA services in Vermont, Maine, New Jersey, and New Hampshire that may be approved in 2002. SBC Communication, Inc.'s affiliate, The Southern New England Telephone Company, is a major competitor in Connecticut for local, long distance and data services. Competitors in our markets for single source solutions include Choice One and Time Warner Telecom. Competitors for our data services also include AT&T Local, Sprint and Worldcom. Our competitors for long distance services include all the major carriers such as AT&T, Worldcom and Sprint.

Under the Telecommunications Act of 1996, or Telecom Act, the Regional Bell Operating Companies or the Regional Bell Operating Companies (RBOCs) are permitted to provide interLATA long distance service outside those states in which they have traditionally provided local exchange service ("out-of-region" long distance service) upon receipt of the necessary state and/or federal regulatory approvals that are otherwise applicable. The RBOCs are permitted to provide long distance service within the regions in which they traditionally provided local exchange service ("in-region" long distance service) on a state-by-state basis upon approval of the FCC and based upon a finding that the RBOC has complied with the 14-point checklist outlined in Section 271 of the Telecom Act. This 14-point checklist is designed to ensure that competitors have the ability to provide local telephone services in competition with the RBOC. Once the RBOCs are allowed to offer in-region long distance services under the terms of Section 271 of the Telecom Act, they will be in a position to offer local and long distance services similar to the services we offer and will likely become more effective competitors. Verizon was the first RBOC permitted to provide in-region long distance services when its
Section 271 application for New York was approved in 1999. SBC is also permitted to offer in-region long distance services in Connecticut, because its operating subsidiary there was not part of the Bell system. Verizon and other RBOCs are expected to continue to apply for authority to provide in-region long distance services during the coming year.

Although the Telecom Act and other federal and state regulatory initiatives will provide us with new business opportunities, as competition increases regulators are likely to provide the incumbent local exchange carriers with more pricing flexibility. Our revenues may be adversely affected if the ILECs elect to lower their rates and sustain these lower rates over time. We believe that we may be able to offset the effect of lower rates with the capital and operating efficiency of our network and by offering new services to our target customers, but we can provide no assurance that this will occur. In addition, if future regulatory decisions give ILECs increased pricing flexibility or other regulatory relief, such decisions could have a material adverse effect on our business.

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

Competition for Provision of Long Distance Services.   The long distance
market is significantly more competitive than the local exchange market. In the long distance market numerous entities compete for the same customers. In addition, customers frequently change long distance providers in response to lower rates or promotional incentives by competitors. This results in a high average rate of customer loss, or churn, in the long distance market. Prices in the long distance market have declined significantly in recent years and are expected to continue to decline. Competition in this market will further increase as RBOCs are permitted to offer in-region long distance services.

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

Hosting Solutions. The competitive landscape for Hosting Solutions has changed over the past year. Certain Phase one Collocation Companies have failed, giving way to Telecom Services Providers, like CTC, offering E-Business and Business Continuity Services in conjunction with a powerful voice/data communication network and associated services. The main competition in this area comes from Worldcom, Sprint, AT&T, and Genuity. In addition there are other Collocation Companies that offer these services. End users are looking for single source providers of communications infrastructure services that include Web Hosting, Internet/WAN Collocation, and a variety of managed Data Storage services. End users look to their Hosting Services provider to partner with Applications Support Providers (ASP's) that can support Network Operating Systems, Client Server Desktop to Enterprise software applications, and ongoing software and help desk support. End users focus on E-business and Business Continuity is driving them to buy these services from their telecom services provider who have built their reputation and services portfolio based on doing business on the Internet and guaranteed uptime of services through Service Level Agreements (SLA's).

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

Federal Regulation

Except with respect to access charges (see below), we are not subject to price cap or rate of return regulation at the federal level and we are not currently required to obtain FCC authorization for the installation, acquisition or operation of our domestic interexchange network facilities. However, we must comply with the requirements of common carriage under the Communications Act. We are subject to the general requirement that our charges and terms for our telecommunications services be "just and reasonable" and that we not make any "unjust or unreasonable discrimination" in our charges or terms. The FCC has jurisdiction to act upon complaints against any common carrier for failure to comply with its statutory obligations.

Comprehensive amendments to the Communications Act were made by the Telecom Act, which was signed into law on February 8, 1996. The Telecom Act effected changes in regulation at both the federal and state levels that affect virtually every segment of the telecommunications industry. The stated purpose of the Telecom Act is to promote competition in all areas of telecommunications.

The FCC is charged with establishing national guidelines to implement certain portions of the Telecom Act. The FCC issued its interconnection order on August 8, 1996. On July 18, 1997, the United States Court of Appeals for the Eighth Circuit issued a decision vacating the FCC's pricing rules, as well as certain other portions of the FCC's interconnection rules, on the grounds that the FCC had improperly intruded into matters reserved for state jurisdiction. On January 25, 1999, the Supreme Court largely reversed the Eighth Circuit's order, holding that the FCC has general jurisdiction to implement the local competition provisions of the Telecom Act. In so doing, the Supreme Court states that the FCC has authority to set pricing guidelines for unbundled network elements or UNE, to prevent ILECs from disaggregating existing combinations of network elements, and to establish "pick and choose" rules regarding interconnection agreements. The FCC's "pick and choose" rules permit a carrier seeking interconnection to "pick and choose" among the terms of service from other interconnection agreements between the ILECs and other competitive local exchange carriers. This action reestablishes the validity of many of the FCC rules vacated by the Eighth Circuit.

In its July 18, 2000 decision, the United States Court of Appeals for the Eighth Circuit vacated the FCC's rule regarding the methodology for calculating the discount rate at which ILECs must resell retail telecommunications services to competitors, and remanded that rule to the FCC. That order is now final. As a result of this decision we could experience reduced margins on the ILEC services that we resell. In fact, as a result of this decision, Verizon has proposed to reduce the discount rate available to use and other resellers in Massachusetts from approximately 25% to approximately 14%. We and other resellers have challenged this proposed reduction in a proceeding before the Massachusetts Department of Telecommunications and Energy, but there is no assurance that our challenge will be successful.

In the meantime, the FCC began a review in December 2001 of its rules regarding the unbundling of network elements. Some telecommunications carriers, particularly the ILECS, have argued that this list of elements should be reduced. In particular, they propose that any elements that CLECs use to provide highspeed data services should not be provided at cost-based rates. Moreover, there are some carriers, including some CLECS, who have proposed new limits on ILEC obligations to provide unbundled interoffice transport and unbundled switching in many areas. If certain network elements are no longer available, we will need to either provide these elements, which would increase costs, or forego the opportunity to provide service to certain customers, which would reduce revenues. We believe that the FCC will decide this issue sometime in 2002.

There is also legislation pending in Congress that would also limit CLEC access to certain unbundled network elements, House Bill H.R. 1542 (the "Tauzin-Dingell bill") would prohibit state or federal regulation of high-speed data services, with the effect that ILECs would no longer be required to provide unbundled elements at cost-based rates (if at all) if those elements were to be used to provide high-speed data services.
Votes on this bill are expected in 2002. The implications of this bill are broad and not entirely predictable at this point. Again, if certain network elements are no longer available, we will need to either provide these elements, which would increase costs, or forego the opportunity to provide service to certain customers, which would reduce revenues.

In December 2001, the FCC also initiated several proceedings that together will determine the key terms and conditions under which ILECs may provide broadband services, including a review of what UNEs ILECs must make available to CLECs for provision of broadband and other services. These proceedings will examine whether ILECs should be treated as "non-dominant" in the broadband telecommunications marketplace. This proceeding will set the overall framework under which ILECs may provide broadband services while at the same time determining how CLECs will be able to provide broadband services using UNEs. If ILECs are determined to be non-dominant in the provisioning of broadband services, it is possible that they will be given more competitive pricing flexibility, which could decrease our margins on these types of services. Moreover, the ILECs may no longer provide us with UNEs for our broadband services, which may increase our costs. At this point, we cannot predict the outcome of this proceeding.

The FCC has adopted rules designed to make it easier and less expensive for competitive local exchange carriers to obtain collocation at ILEC central offices by, among other things, restricting the ILECs' ability to prevent certain types of equipment from being collocated and requiring ILECs to offer alternative collocation arrangements to competitive local exchange carriers.

However, the Tauzin-Dingell bill has provisions that would roll back some of these rules and would limit the types of equipment that CLECs could collocate and place restrictions on their ability to connect to other collocators. If these provisions are passed into law, we would likely experience increased costs.

Under the Communications Act, ILECs have an obligation to negotiate with us in good faith to enter into interconnection agreements. Currently, we have or are concluding negotiation of interconnections throughout our footprint. However, as explained above, the FCC rules governing pricing standards for interconnection and access to the unbundled network elements of the ILECs are currently being reviewed at the Supreme Court. If the Supreme Court strikes down aspects of the FCC's pricing rules, the FCC may adopt a new pricing methodology that would require us to pay a higher price to ILECs for interconnection and unbundled network elements. This could have a detrimental effect on our business.

The Telecom Act will permit RBOCS to provide long distance services in-region upon demonstrating to the FCC and state regulatory agencies that they have adhered to the Telecommunication Act's 14-point competitive checklist. Many RBOCs have subsequently filed applications with various state public utility commissions and the FCC seeking approval to offer in-region long distance service. To date, Verizon has been granted long distance authority in New York, Massachusetts, Connecticut, Rhode Island and Pennsylvania and has applications pending in Vermont, New Hampshire, Maine and New Jersey.

On October 31, 1996, the FCC issued an order that required nondominant interexchange carriers, like us, to cease filing tariffs for our domestic interexchange services. This order subsequently was stayed by a federal appeals court; however, recently the court removed the stay.
Accordingly, nondominant interstate services providers are no longer able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions under which they offer their domestic interstate interexchange Services. During 2001, we canceled our FCC tariffs as a result of the FCC's orders.

In December 2000, the FCC released its Second Report and Order in the Matter of Numbering Resource Optimization in which the FCC adopted rules governing the utilization and forecasting of phone numbers, the guidelines for area code relief, and implementation of One-Thousand Number Block Pooling. Only carriers with number portability capable switches can participate in One-Thousand Number Block Pooling.

Customers may presubscribe to various providers for their local exchange, local toll and long distance services and have the option of changing providers at any time. The FCC and some states have adopted rules designed to prevent unauthorized changes in an end-user's carrier(s) of choice. Unauthorized changes in service providers is known as "slamming". The FCC has levied substantial fines for slamming. The risk of financial damage and business reputation to slamming rules offenders of the FCC's could be significant.

Over the last few years, the FCC has instituted various reforms to the existing rate structure for interstate access to the local exchange network that are designed to move access charges, over time, to more cost based rate levels and structures. These changes have reduced, and will continue to reduce, the access charges paid by long distance carriers to, ILECs and will shift charges currently based on minutes of use, to a flat-rate monthly per line charge on end users.

On May 31, 2000 the FCC adopted the proposal of the Coalition for Affordable Long Distance Service ("CALLS") that significantly restructures and, reduces in some respects, the interstate access charges of the RBOCs. Among the more significant regulatory changes established by the CALLS order, the RBOCs are required to reduce switched access charges to an average of $0.0055/minute. Price cap ILECs are additionally required to eliminate the presubscribed interexchange carrier charge ("PICC") as a separate charge and fold it into an increased End-User Common Line Charge ("EUCL"). AT&T and Sprint have committed in this proceeding to pass on access charge reductions to consumers, and to eliminate minimum monthly usage charges. Although the CALLS order will not apply directly to CLECs, ILEC reductions in switched access charges may place some downward pressure on CLECs like us to reduce our own switched access charges. While we may be able to increase the EUCL rate to our customers, competitive pricing pressures may make this difficult or impossible.

On April 27, 2001 the FCC released an order concerning CLEC interstate access charges specifically. The order seeks to reduce, over three years, CLEC interstate access charges to the level of the ILEC in whose territory the CLEC operates, except in the unlikely event that the IXC agrees to pay a higher rate. The FCC established a benchmark rate at or below which CLEC interstate access charges will be presumed just and reasonable and which CLECs may impose on IXCs by tariff. For new entrants such as us, the FCC set the benchmark rate at the level of the ILEC in whose territory the CLEC operates.

In December 2001, the President signed into law the USA PATRIOT Act. Enacted in response to the terrorist acts of September 11, 2001, the Act
(1) expands the scope of the government's pen register/trap and trace surveillance powers; (2) permits providers to disclose subscribers' communications or records related thereto to law enforcement or government entities; (3) allows nationwide surveillance under a single court order; (4) simplifies procedures for seizure of voicemail and other communications; (5) subjects cable providers to the wiretapping laws; (6) permits surveillance of computer trespassers; and (7) harmonizes the wiretapping provisions of the Foreign Intelligence Surveillance Act and the federal wiretapping laws. The PATRIOT Act allows electronic communications service providers to divulge communications to law enforcement agencies or records to governmental entities in certain circumstances, but does not provide service providers choosing to do so with liability protections. It is possible that this law will impose additional administrative burdens on us which will increase our costs. Moreover, the extent of carrier liability, if any, for divulging customer information is not clear. We may find that complying with this law exposes us to costly litigation.

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

We have state regulatory authority to provide competitive facilities-based local exchange services and interexchange services in 14 states. We also have state regulatory authority to provide resold interexchange services throughout the remaining continental United States. The Telecom Act generally preempts state statutes and regulations that restrict the provision of competitive local services. States, however, may still restrict competition in some rural areas. As a result of this preemption, we will be free to provide the full range of local, long distance, and data services in any state. While this action greatly increases our potential for growth, it also increases the amount of competition to which we may be subject.

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

Employees

As of March 25, 2002, we employed 705 persons. None of our employees are represented by a collective bargaining agreement.

ITEM 2.  PROPERTIES

Our headquarters and technology center are located in leased space in Waltham, Massachusetts. We have a back-up network operations center in Springfield, Massachusetts. We also lease offices in nine states. Although we believe that our leased facilities are adequate at this time, we expect to lease any additional facilities that may be required for future expansion.

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

                                        Price Range
                                      ---------------
                                       High     Low
                                      -------  ------
Calendar Year 2000
     First Quarter  ................   $56.13  $22.67
     Second Quarter ................   $45.63  $19.75
     Third Quarter  ................   $36.06  $13.13
     Fourth Quarter  ...............   $20.44   $3.88
Calendar Year 2001 ...............
     First Quarter  ................   $15.63   $4.44
     Second Quarter ................    $7.73   $2.65
     Third Quarter  ................    $7.23   $2.93
     Fourth Quarter ................    $7.95   $4.13

The last sale price of the common stock on the Nasdaq National Market on March 25, 2002 was $2.50. Our common stock was held by 481 stockholders of record.

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

During the year ended December 31, 2001, we did not issue any securities which were not registered under the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

At the annual meeting of directors held on July 27, 2000, we changed our fiscal year from a twelve month period ending March 31 to a twelve month period ending December 31. The consolidated financial statements include presentation of the nine months ended December 31, 2000.

The following selected unaudited financial data for the year ended December 31, 2001, the nine months ended December 31, 2000 and the three years ended March 31, 2000 are derived from our consolidated financial statements. You should read the following financial data together with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes.

All earnings per share and weighted average share information included in the following financial data have been restated to reflect the March 17, 2000 three-for-two stock split.

The following unaudited financial data for each year is presented on a pro forma basis assuming the adoption of SAB 101 as described in Note 2 and also pro forma twelve months ended December 31, 2000 and pro forma nine months ended December 31, 1999 to the consolidated financial statements to permit comparison of operating results and financial condition for all periods presented.



                                                 Fiscal Year ended March 31,
                                       ------------------------------------------------
                                        1998 as                 1999 as
                                       previously   pro forma  previously   pro forma
                                        reported      1998      reported      1999
                                        -------     ---------  ----------   ---------
                                   (dollars in thousands, except per share information)
Statement of Operations Data:
Agency revenues ...................... $ 24,775     $ 24,775    $  ---      $  ---
Telecommunications revenues ..........   16,172       15,962      70,964      70,046
                                       ---------   ---------    ---------    ---------
     Total revenues ..................   40,947       40,737      70,964      70,046
Cost of telecommunications revenue
 (excluding  depreciation and
 amortization) .......................   14,039       13,854      61,866      61,055
Selling, general and administrative
 expenses ............................   29,488       29,472      52,521      52,451
Depreciation and amortization ........    1,418        1,418       3,778       3,778
                                       --------     --------    ---------    ---------
Loss from operations..................   (3,998)      (4,007)    (47,201)    (47,238)
Loss before extraordinary item
 and cumulative effect................   (2,498)      (2,507)    (51,238)    (51,275)
Loss before cumulative effect.........   (2,498)      (2,507)    (51,238)    (51,275)
Net loss.............................. $ (2,498)    $ (2,507)   $(51,238)    (51,275)
                                       =========    =========   ==========   =========
Per Share Data:
Loss per share before
 extraordinary item and cumulative
 effect
 Basic and Diluted....................    (0.17)       (0.17)      (3.45)      (3.46)
Loss per share before
 cumulative effect
 Basic and Diluted....................    (0.17)       (0.17)      (3.45)      (3.46)
Net loss per share
 Basic and Diluted....................    (0.17)       (0.17)      (3.45)      (3.46)

Other Financial Data:
EBITDA loss........................... $ (2,405)    $ (2,414)   $(43,346)   $(43,383)
Capital expenditures ..................   6,109        6,109      36,041      36,041
Net cash used by operating
 activities ..........................   (7,951)      (7,951)    (33,254)    (33,254)
Net cash used in investing activities     4,765        4,765       6,282       6,282
Net cash provided by financing
 activities .........................     8,479        8,479      39,622      39,622
                                           Fiscal Year Ended
                                               March 31,         Nine Months Ended            Year Ended
                                                                   December 31               December 31,
 				    -------------------     ------------------    ------------------------
				      2000 as
                                       previously   pro forma   pro forma                  pro forma
                                        reported      2000	       1999       2000           2000         2001
                                        -------     ---------  ----------   ---------    ------------  ----------
                                            (dollars in thousands, except per share information)
Statement of Operations Data:
Telecommunications revenues .......... $153,101    $147,517     $102,591   $170,353      $215,278       $299,438
Cost of telecommunications revenue
 (excluding  depreciation and
 amortization) .......................  119,586     116,984       82,076    133,196       168,103        240,519
Selling, general and administrative
 expenses ............................   56,676      56,363       40,910     63,421        78,875         82,534
Depreciation and amortization ........   18,754      18,754       11,681     34,917        41,989         77,002
                                       --------     --------    --------    --------     ---------     -----------
Loss from operations..................  (41,915)    (44,584)     (32,076)   (61,181)      (73,689)      (100,617)
Loss before extraordinary item
 and cumulative effect................  (57,073)    (59,742)     (43,456)   (69,326)      (85,611)      (124,173)
Loss before cumulative effect.........  (59,504)    (62,173)     (43,456)   (69,326)      (88,042)      (124,173)
Net loss.............................. $(59,504)   $(62,173)    $(43,456)  $(72,205)     $(90,921)     $(124,173)
                                       =========   =========    =========  =========     =========     ===========
Per Share Data:
Loss per share before
 extraordinary item and cumulative
 effect
 Basic and Diluted....................   $(2.89)     $(3.02)      $(2.30)    $(3.08)       $(3.84)       $(5.34)
Loss per share before
 cumulative effect
 Basic and Diluted....................    (3.01)      (3.14)       (2.30)     (3.08)        (3.93)        (5.34)
Net loss per share
 Basic and Diluted....................   $(3.01)     $(3.14)      $(2.30)    $(3.19)       $(4.05)       $(5.34)

Other Financial Data:
EBITDA loss before non-recurring
 charge............................... $(23,153)   $(25,822)    $(20,395)  $(23,385)     $(26,390)     $(23,865)
EBITDA loss...........................  (23,153)    (25,822)     (20,395)   (26,264)      (31,699)      (23,865)
Capital expenditures ..................  71,187      71,187      (41,411)   139,010       168,786       106,472
Net cash used by operating
 activities ..........................  (36,984)    (36,984)     (27,562)   (44,608)      (56,087)      (38,869)
Net cash used in investing activities.   43,721      43,721      (26,155)    79,682       (95,194)      (75,033)
Net cash provided by financing
 activities .........................   $98,544     $98,544      $66,985   $184,226      $215,788      $100,162
                                                      As of March 31,
                                       ------------------------------------------------
                                        1998 as                 1999 as
                                       previously   pro forma  previously   pro forma
                                        reported      1998      reported       1999
                                        -------     ---------  ----------   ---------
                                                  (dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents .............$  2,168    $  2,168    $  2,254    $  2,254
Total assets ..........................  30,768      30,558      69,482      68,564
Total long-term debt, including
  current portion .....................   9,673       9,673      64,858      64,858
Series A redeemable convertible
  preferred stock .....................       --         --      12,672      12,672
Stockholders' equity (deficit) ........  11,966      11,957     (37,144)    (37,181)
Stockholders' equity (deficit)/
  preferred stock                       $11,966     $11,957    $(24,472)   $(24,509)
                                          Fiscal Year Ended
                                               March 31,         Nine Months Ended            Year Ended
                                                                   December 31               December 31,
                                        2000 as                 --------------------    ------------------------
                                       previously   pro forma    1999                       2000
                                        reported      2000     (Pro forma)     2000        (Pro forma)     2001
                                        -------     ---------  ----------   ---------    ------------  ----------
                                            (dollars in thousands, except per share information)
Balance Sheet Data:
Cash and cash equivalents .............$  20,093    $  20,093   $ 15,522   $  80,029    $  80,029    $  66,289
Total assets ..........................  162,233      157,046    123,074     344,129      344,129      367,438
Total long-term debt, including
  current portion .....................  129,122      129,122     85,446     184,822      184,822      324,381
Series A redeemable convertible
  preferred stock .....................     --           --       13,712        --           --           --
Series B redeemable convertible
  preferred stock .....................     --           --         --       203,249      203,249      222,812
Stockholders' deficit..................  (15,700)     (18,369)   (16,417)    (96,686)     (96,686)    (241,049)
Stockholders' deficit/Preferred stock.. $(15,700)    $(18,369)   $(2,705)   $106,563     $106,563     $(18,237)

EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization. We have provided EBITDA because it is a measure of financial performance commonly used in the telecommunications industry. Other companies may calculate it differently from us. EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States, or GAAP. We do not believe you should consider EBITDA as an alternative to net income (loss) as a measure of results of operations or to GAAP-based cash flow data as a measure of liquidity. Non-recurring charges represent a cumulative effect of change in accounting principle of $2,879,000 at December 31, 2000 and an extraordinary item for the early extinguishment of debt of $2,431,000 at March 31,2000 and.


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

Our financial information for the year ended December 31, 2001 reflects our fourth year of operations under our new strategy. Our financial information for fiscal years ended on or before March 31, 1998 primarily reflects our operations as an agent for Verizon. Because of our transition to a new strategy and our network buildout, most of the financial information for March 31, 1998 and earlier does not reflect our current business and is not comparable to results in subsequent periods.

Results of Operations

Year Ended December 31, 2001 Compared to
Pro forma Twelve Months Ended December 31, 2000


At the Annual Meeting of our Board of Directors held on July 27, 2000, we changed our fiscal year from a twelve month period ending March 31 of each year to a twelve month period ending December 31 of each year. As a result, the pro forma year ended December 31, 2000 is the sum of the nine month transition period ended December 31, 2000 and the quarter ended March 31, 2000.

Total revenues for the year ended December 31, 2001 ("2001") were $299,438,000, an increase of 39% from $215,278,000 for the comparable twelve month period of 2000 ("2000") due to an increase in access line equivalents, or ALE's. As an integrated communications provider, revenues reflect our direct sales of local telecommunications services in addition to our direct sales of other telecommunications services, including toll and data services.

A common basis for measurement of an integrated communications provider's progress is the growth in ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. We calculate our equivalent data circuits by dividing the data transmission capacity purchased by our customers by 64 kilobits per second, which represents the capacity necessary to carry one voice circuit. During the year ended December 31, 2001, voice and data ALEs in service increased by 135,700, or approximately 30%, from the year ended December 30, 2000. This increase is a result of ALE's from new customers and growth from existing customers. This brought total ALEs in service to 589,000 at December 31, 2001.

Costs of telecommunications revenues, excluding depreciation and amortization, increased 43% to $240,519,000 for 2001 from $168,103,000 for 2000 as a result of the variable costs associated with increased revenues and increased leased circuits associated with our PowerPath(sm) Network. As a percentage of telecommunications revenue, costs of telecommunications revenues were 80% and 78% for 2001 and 2000, respectively, due to lower discounts and competitive pricing pressures on our off-net services offset in part by an improvement in higher margins on our PowerPath(sm) Network.

Selling, general and administrative expenses increased 5% to $82,534,000 in 2001 from $78,875,000 for 2000. This increase was primarily due to the variable costs, such as commissions, associated with the increased revenues.

As of December 31, 2001, we had 708 employees including 173 sales executives and 174 network coordinators in 26 branch locations throughout the Northeast and mid-Atlantic states as compared to 725 employees including 216 sales executives and 169 network coordinators in 30 branch locations at December 31, 2000.

Included in SG&A, we incurred charges of $700,000 and $3,110,000 in 2001 and 2000, respectively, for the consolidation of collocation and branch office sites to reduce costs and maximize network efficiency through optimal use of fiber deployment and to realize near term operating efficiencies through our branch sites.

Depreciation and amortization expense increased 83% to $77,002,000 in 2001 from $41,989,000 in 2000. This increase was a result of additional expense associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 2-5 years, reflecting the risk of rapid technological change.

Interest and other expense increased 98% to $23,556,000 for 2001, as compared to interest and other expense of $11,923,000 for 2000. The increase in interest expense is due to increased borrowings to fund our operating losses and the deployment of our network.

Nine Months Ended December 31, 2000 Compared to Pro forma Nine Months Ended December 31, 1999

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

We incurred a charge of $2,879,000 for the cumulative effect of a change in accounting principle by adopting Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" (SAB 101). See Note 2 to consolidated financial statements.

Liquidity and Capital Resources

Working capital at December 31, 2001 was $21.0 million compared to $51.5 million at December 31, 2000, a decrease of $31.5 million. Cash balances at December 31, 2001 and December 31, 2000 totaled $66,289,000 and $80,029,000, respectively, excluding restricted cash. The decrease in cash at December 31, 2001 is due to cash used by operating and investing activities of $38.9 million and $75.0 million, respectively, partially offset by cash provided by financing activities of $100.2 million.

Accounts Receivable increased 9% from December 31, 2000 to December 31, 2001. This increase was less than the 39% sales increase for the same period. Days sales outstanding improved from 62 days in the fourth quarter of 2000 to 54 days in the fourth quarter of 2001.

During 2001, we used cash of $74.4 million to purchase property and equipment primarily to fund the continuation of the buildout of our PowerPath(sm) Network.

During the year ended December 31, 2001, we entered into an equipment lease financing arrangement, which restricts $7.5 million of cash as security for this arrangement.

During 2001, we borrowed the remaining $125 million under our TD Credit Facility. As of December 31, 2001, the full $225 million of the TD Credit Facility has been utilized.

During 2001, we repaid $27.0 million of capital leases and notes payable.

Since September 30, 1998, we have entered into various lease and vendor financing agreements, which provide for the acquisition of equipment and software. As of December 31, 2001 and 2000, the aggregate amount borrowed under these agreements was approximately $141.1 million and $100 million, respectively.

In May 2000, we completed a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share at any time at the option of the holder. We may require conversion of the preferred shares if our common stock reaches certain levels. We may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed or converted by May 2010. The net proceeds from the sale of the Series B redeemable preferred stock were used to fund strategic marketing and technology initiatives of our business plan which include the purchase of dark fiber and optronics, PowerPath(sm) Network expansion and new PowerPath(sm) Network product and applications development.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("TD Credit Facility") to fund our base plan for expansion of our branch sales offices and our PowerPath(sm) Network. The proceeds were used to retire the $43 million balance of a $75 million existing credit facility and to repay in full a $25 million vendor financing facility. The TD Credit Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan. In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. At December 31, 2001, the Company was not in compliance with the covenants prior to the amendment signed in March 2002. However, as of December 31, 2001, the Company is in compliance with all the amended covenants. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock if warrants to purchase common stock are issued in conjunction with the Company's March 2002 Vendor Finance Facility, as discussed in the following paragraph. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility. As of December 31, 2001, the full $225 million of the TD Credit Facility has been utilized.

In March 2002, we entered into an agreement with a vendor ("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36 month leases beginning in March 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended TD Credit Facility with an additional covenant relating to minimum unrestricted cash balance. Prior to each tranche period, we must elect to utilize the financing tranche for that period or decline it and the remaining tranches. If we elect to use a tranche, we will issue warrants before the beginning of the tranche period equal to 2% of our outstanding common stock for the first $10 million, 1% of the then outstanding common stock for each of tranches two and three, and 2.5% of the then outstanding common stock for the fourth tranche. The number of shares of common stock outstanding for the first tranche is determined as of January 1, 2002. The second through fourth tranches are determined as of the first day of the month immediately preceding the first day of the tranche period. The initial warrants will be issued at an exercise price of $4.10. Subsequent warrants, if issued, would be priced at the average of our stock price for the period from the 10th to the 14th trading days of the month during which such warrants are issued.

We will continue to use the proceeds remaining from the TD Credit Facility and Series B redeemable convertible preferred stock financing for general corporate purposes including capital expenditures, working capital and operating losses associated with the continued deployment of our network and further penetration of our existing region throughout the Northeast and Mid-Atlantic states. Until utilized, the net proceeds from the TD Credit Facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities.

We believe that cash on hand and the amounts expected to be available under our Vendor Finance Facility will be sufficient to fund our planned capital expenditures, working capital and operating losses for at least the next 12 months. We also believe that these sources fully fund the business plan described in our Business Overview in Item 1. We can provide no assurance that if we require funds in addition to the funds made available through the TD Credit Facility, the preferred stock financing and the Vendor Finance Facility, such financing will be available, or if available, on terms acceptable to us when needed. If we are unable to obtain such financing when needed, we may be required to postpone or abandon our development and expansion plans, which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

The Company's covenants under its debt and vendor financing facilities (see
Note 6) contemplate improvements in the Company's operating results in fiscal 2002 over 2001. Among other things, these covenants require significant improvement in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Senior Facility and the Vendor Financing Facility, (see Note 6). The Company's ability to remain in compliance with the covenants is dependent upon the Company's continued execution of its business plan which consists of the following primary initiatives; continued migration of existing offnet customers onto the Company's network, improving margins by reducing network costs of goods, (primarily by replacing leased network facilities with owned and operated fiber facilities), controlling selling, general and administrative expenses and continued revenue growth by adding new customers and selling new services. In the event that conditions arise that do not allow the Company to meet all of the primary initiatives of its business plan, management expects to take all necessary actions to remain in compliance with its required covenants which may include the reduction of certain operating expenses, migration of customers onto the Company's network and elimination of certain discretionary expenses. Management believes that if necessary, these actions could be implemented to meet its covenants, including its EBITDA covenant.


Description of Senior Secured Facility

TD Securities (U.S.) Inc. Facility

In March 2000, we entered into a $225 million senior secured credit facility with a consortium of banks. The TD Credit Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw term facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). As amended in March 2002, advances under the Revolver and Term A bear interest at either prime rate plus 2.25-3.5% per annum or London interbank rate ("LIBOR") plus 3.25-4.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.75% per annum or LIBOR plus 4.75% per annum. Borrowing at prime or LIBOR is at our discretion. As required by the TD Credit Facility, Term B borrowings of $75 million were drawn down in full at the closing date along with borrowings of $25 million under the Revolver. Part of the proceeds were used to pay off a $25 million vendor financing facility and the outstanding balance of the existing credit facility revolving line of credit of approximately $43 million. We paid a one-time up front fee and other closing costs, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the TD Credit Facility. The unamortized balance of deferred financing costs associated with the previously existing credit facility were recorded as an extraordinary item in the fiscal year ended March 31, 2000.

We will pay an annual commitment fee of .75-1.5% per annum, depending on the percentage of the total Senior Facility used. At December 31, 2001, the entire $225 million was outstanding.

At June 30, 2003, we will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007.

In September 2000, we entered into an interest rate collar agreement with a notional amount outstanding at December 31, 2000 of $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%. In addition we have an interest rate swap which effectively caps $17 million of borrowings at 10.75%. In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of borrowings, respectively.

In March 2002, we amended the agreement covering our TD Credit Facility to include new covenants as well as an increase in the interest rate grids. The bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility.

The TD Credit Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures. We have also agreed, among other things, not to assume any other secured debt other than capital leases, agree to a merger, sell our assets or declare dividends without the consent of the lenders.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. (See note 2 to the financial statements). We believe the following represent our critical accounting policies:

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101), as amended by SAB 101A and 101B. SAB 101 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists;
(2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectability is reasonably assured. We use historical data to estimate a provision for any sales allowances. Historically our provisions for allowances have remained relatively constant as a percentage of sales. We do not believe different assumptions would lead to materially different amounts recorded. If our experience were to change in the future, we may have to adjust our provision accordingly.

Allowance for Bad Debt

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. We use current evidence of collectability and historical data to estimate this provision.
If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Property and Equipment

Property and equipment are stated at the lower of cost or fair market value less accumulated depreciation. Our policy requires capitalization of all direct costs associated with acquiring and installing an asset to perform its intended use and expensing of all costs relating to the ongoing operations and maintenance of the Powerpath(sm) Network. Significant internal resources are utilized in the buildout of our Powerpath(sm) Network and have been capitalized as a component of property and equipment. The process of providing a connection between our customers and our Powerpath(sm) Network requires that we lease a customer specific last mile circuit. We capitalize the cost of this circuit while we install it to our asset at our customer's location. Once telecommunications traffic can flow over the circuit, usually within a month, these circuit lease costs are expensed. Our policy incorporates estimates, assumptions and judgments by management relative to the capitalized costs and useful lives of all property and equipment, including the Powerpath(sm) Network and related assets. We believe the judgements and estimates we have used to date result in an accurate recording of our property and equipment. Changes in business conditions in the future may lead to changes in our judgements and estimates.

Derivative Transactions

We utilize derivative financial instrument transactions in the form of interest rate swap, collar and cap agreements to hedge variable rate interest risk. The effective portion of the hedge is recorded in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. Changes in market conditions could impact the amount of derivative change in fair value that is recognized in earnings. The assessment of hedge effectiveness is made quarterly. Changes in market conditions could affect the assessment of hedge effectiveness. Hedges that are not deemed to be highly effective would result in changes in fair value for the entire hedging instrument to be recognized in earnings.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, 2001 the intangibles will be amortized during this transition period until adoption of FAS 142. We are not expecting any material impact from the adoption FAS 141 and FAS 142 on our financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies the legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The standard is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), with earlier application encouraged. We believe the adoption of FAS 143 will not have a material impact on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS
144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. We believes that the adoption of FAS 144 will not have a material impact on our financial position or results of operations.

Adoption of Staff Accounting Bulletin 101.

We have revised our revenue recognition policy for certain recurring monthly fees to be consistent with applicable provisions of Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Previously, monthly recurring fees for the next month's service were recognized at the time all of our significant performance obligations had been fulfilled and the related monthly service fee became nonrefundable based on the terms of the contract with our customers which require 60 days notice for cancellation.

Since SAB 101 now indicates that nonrefundability of revenues and fulfillment of all significant performance obligations are not a basis for revenue recognition, we have determined that deferral of the monthly recurring service fees to the period in which the service is available to the customer is a preferable method of accounting. The impact of the change in recognizing recurring service fees was reported as a cumulative effect of a change in accounting principle as of April 1, 2000 in accordance with Accounting Principles Board Opinion No. 20, "Accounting Changes". The cumulative effect of this change increased our loss by approximately $2.9 million as of April 1, 2000. This amount represents the income attributable to the deferral, as of that date, of one month's recurring service fee revenue totaling approximately $10 million. The previously reported quarterly financial information for the nine month transition period ended December 31, 2000 has been restated so that annual operating results for the transition period are presented on the new basis.

There is no impact to our cash flow from operations as a result of this change. Also, the adoption of this change in accounting for the fiscal year ended March 31, 2000 or prior periods did not have a material effect on the our previously reported results of operations, financial position or cash flows for those periods.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under the TD credit facility. The TD Credit Facility interest payments are determined by the outstanding indebtedness and the prime or LIBOR rate at the beginning of the period in which interest is computed. As required under the TD Credit Facility, we utilize interest rate swap, cap and collar agreements to hedge variable rate interest risk on 50% of the TD Credit Facility. All of our derivative financial instrument transactions are entered into for non-trading purposes.

Notional amounts outstanding at December 31, 2001 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our TD credit facility borrowings between 12.25% and 9.67%.

Notional amount outstanding at December 31, 2001 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our TD credit facility borrowings at 10.75%. In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 and $50 million of borrowings, respectively.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at December 31, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at December 31, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at December 31, 2001, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $1.3 million for the year ended December 31, 2001. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $85,000 for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at December 31, 2001. We compared the market values resulting from these computations with the market values of these financial instruments at December 31, 2001. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at December 31, 2001, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $1.9 million for the year ended December 31, 2001. A 10% decrease in dividend rates would result in reduced dividends of approximately $1.9 million for the same period.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements, Financial Statements and Supplementary Data begin on page F-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT*

Our executive officers and directors are as follows:

Name           			Current Office Held
----------------------		--------------------------------------
Robert J. Fabbricatore		Chairman and Chief Executive Officer
Steven P. Milton			President and Chief Operating Officer
John D. Pittenger			Executive Vice President-Finance and
					  Administration, Chief Financial Officer,
					  Treasurer and Secretary
Thomas Fabbricatore		Vice President--Business Systems
Anthony D. Vermette		Vice President--Sales
Frederick Kunzi			Vice President and Chief Technology Officer
Jeffrey C. Lavin			Vice President--Corporate Development
Russell Oliver			Vice President--Network Operations
Katherine D. Courage		Director
Henry Hermann			Director
Kevin J. Maroni			Director
J. Richard Murphy			Director
Mark E. Nunnelly			Director
Carl Redfield			Director
Richard J. Santagati		Director
Ralph C. Sillari			Director
Scott M. Sperling			Director
Ralph S. Troupe			Director


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

Jeffrey C. Lavin joined the Company in June 1998 as Vice President--Corporate Development. Mr. Lavin has 20 years of sales and operational management experience in the telecommunications industry. From December 1996 to May 1998, Mr. Lavin was Vice President of Sales, Americas/Asia Pacific for NovaSoft Systems, Inc., a software development corporation. From 1979 to 1996, Mr. Lavin was employed by Comlink Incorporated, a communications network integrator, most recently as Senior Vice President. Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Lavin serve as Vice President and General Manager of Network Systems Integration.

Russell Oliver joined the Company in October 1999 as Vice President--Network Operations. From 1985 to 1996, Mr. Oliver was employed by by Comlink Incorporated, a communications network integrator, most recently as Vice President of Operations, Following the acquisition of Comlink in 1996 by Williams Communications, Mr. Oliver served as Vice President of Network Systems Integration. From September 1998 to October 1999, Mr. Oliver was employed by LaVigne as Vice President of Operations, where he was responsible for network systems integration throughout North America. Mr. Oliver serves on the Board of Directors of BICSI, a non-profit association that promotes standards and education throughout the telecommunications industry.

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

Henry Hermann, CFA, became a director of the Company in September 1996.
Since November 1997, he has operated Hermann Companies, a financial services company. Mr. Hermann is registered as an Investment Advisor with the State of Texas, a Chartered Financial Analyst and, as an independent contractor, offers general securities through SWS Financial. Mr. Hermann has been a NASD Board of Arbitrators Member since 1991.

Kevin J. Maroni joined the board in April 1998. Mr. Maroni is a Managing General Partner of Spectrum Equity Investors, a leading private equity firm focused on communications companies with $2.9 billion under management. Prior to Spectrum, Mr. Maroni worked at Time Warner, Inc. and Harvard Management Company. Mr. Maroni currently sits on several private company boards. He holds an MBA from Harvard University and a AB from the University of Michigan.

J. Richard Murphy became a director of the Company in August 1995. Mr. Murphy is a managing director of Atlantic Management Company Incorporated (AMC), a Portsmouth, a New Hampshire valuation, investment banking and financial advisory firm that has been serving New England's business, legal and financial communities since 1968. Prior to joining AMC in January 2002, Mr. Murphy was a managing director of Baldwin & Clarke Corporate Finance, Inc., a Bedford, New Hampshire investment banking firm which he joined August 1999. Mr. Murphy was the director of the Corporate Advisory Group of Moody, Cavanaugh and Company, LLP, a North Andover, Massachusetts public accounting firm, from April 1996 to August 1999.

Mark E. Nunnelly became director of the Company in June 2000 as a designee of Bain Capital, Inc. He joined Bain Capital as a General Partner in 1990 and has served as Managing Director since April 1993. Mr. Nunnelly also serves on the Board of Directors of Domino's, DoubleClick, Modus Media International, and Eschelon Telecom. Mr. Nunnelly received an M.B.A. from Harvard Business School and a B.A. from Centre College.

Carl Redfield became a director of the Company in January 1999. He has been Senior Vice President, Manufacturing and Logistics of Cisco since February 1997. From September 1993 to February 1997 he was Vice President of Manufacturing. Mr. Redfield also is a director of VA Linus Systems, Inc., iBasis Inc. and Broadwing, Inc.

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

ITEM 11.  EXECUTIVE COMPENSATION*

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT*

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS*

*The balance of the information required by Item 10 of Part III of this Annual Report, and Items 11 through 13 of Part III of this Annual Report are incorporated by reference to the corresponding items in our definitive proxy statement to be filed with the Securities and Exchange Commission in April 2002.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

(1)  Financial Statements:
Consolidated Balance Sheets as of December 31, 2001 and 2000
Consolidated Statements of Operations for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. Consolidated Statements of Stockholders' Equity (Deficit)
 for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000
Consolidated Statements of Cash Flows for the year ended
 December 31, 2001, the nine months ended December 31, 2000
 and the year ended March 31, 2000

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

Exhibit No.  Title
------------  -----
3.1     Restated Articles of Incorporation (11)
3.2     Certificate of Designation for Series B Convertible
        Preferred Stock (5)
3.3     Amended and Restated By-Laws (11)
4.1     Form of Common Stock Certificate (3)
10.1    1996 Stock Option Plan, as amended (1)
10.2    1993 Stock Option Plan (3)
10.3    Employee Stock Purchase Plan (2)
10.4    Lease for premises at 360 Second Ave., Waltham, MA (3)
10.5    Sublease for premises at 360 Second Ave., Waltham, MA (3)
10.6    Lease for premises at 110 Hartwell Ave., Lexington, MA (3)
10.7    Lease for premises at 120 Broadway, New York, NY (3)
10.8    Agreement dated February 1, 1996 between NYNEX and CTC Communications
        Corp. (3)
10.9    Agreement dated May 1, 1997 between Pacific Bell and CTC
        Communications Corp. (3)
10.10   Agreement dated January 1, 1996 between SNET America, Inc. and CTC
        Communications Corp. (3)
10.11   Agreement dated June 23, 1995 between IXC Long Distance Inc. and CTC
        Communications Corp., as amended (3)
10.12   Agreement dated August 19, 1996 between Innovative Telecom Corp. and
        CTC Communications Corp. (3)
10.13   Agreement dated October 20, 1994 between Frontier Communications
10.14   Agreement dated January 21, 1997 between Intermedia Communications
        Inc. and CTC Communications Corp. (3)
10.16   Securities Purchase Agreement dated April 10, 1998 among CTC
        Communications Corp. and the Purchasers named therein (4)
10.17   Registration Rights Agreement dated April 10, 1998 among CTC
        Communications Corp. and the Holders named therein (4)
10.18   Form of Warrant dated April 10, 1998 (4)
10.19   Loan and Security Agreement dated as of September 1, 1998 by and between CTC Communications Corp., Goldman Sachs Credit Partners L.P.
        and Fleet National Bank (6)
10.20   Agreement with Cisco Systems Capital Corp. dated as of October 14, 1998 (7)
10.21   Warrant dated July 15, 1998 issued to Spectrum (8)
10.22   Lease for premises at 220 Bear Hill Rd., Waltham, MA (8)
10.23   Warrant dated September 1, 1998 issued to Goldman Sachs & Co. (8)
10.24   Warrant dated September 1, 1998 issued to Fleet National Bank (8)
10.25   1998 Incentive Plan, as amended (1)
10.26   Loan Agreement dated as of March 15, 1999 by and between CTC
        Communications Corp, TD Dominion (Texas), Inc. & TD Securities(USA), Inc.(9)
10.27   Warrant dated March 24, 1999 issued to Toronto Dominion (Texas), Inc. (9)
10.28   1999 Equity Incentive Plan for Non-Employee Directors (1)
10.29   Series B Preferred Stock Purchase Agreement dated as of March 22, 2000. (5)
10.30   Series B Preferred Stock Registration Rights Agreement
        dated as of March 22, 2000. (5)
10.31   Amendment No. 1 to Loan and Security Agreement dated as of
        September 30, 1999 among CTC Communications Corp., Fleet
        National Bank and Goldman Sachs Credit Partners L.P. (12)
10.32** Dark Fiber IRU Agreement between Williams Communications, Inc.
        and CTC Communications Corp. dated as of March 31, 2000 (13)
10.33** Carrier Services Agreement between Williams Communications, Inc.
        and CTC Communications Corp. dated as of March 31, 2000 (13)
10.34   $225 Million Credit Agreement with TD Securities (USA) Inc. and the other parties to the agreement dated as of March 30, 2000 (14)
10.35   Lease for premises at 115-125 Bear Hill Rd., Waltham MA 02451(14)
10.36   2000 Flexible Stock Plan (13)
10.37 Fourth Amendment dated as of February 27, 2002 to Credit Agreement with TD
Securities (USA) Inc. and the other parties to the agreement dated as of
March 30, 2000 (++)
23      Consent of Ernst & Young LLP (++)
27      Financial Data Schedule (++)
99      Risk Factors (++)

------------------
++  Filed herewith.
(1) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-93735).
(2) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 33-44337).
(3) Incorporated by reference to an Exhibit filed as part of the Registrant's Annual Report on Form 10-K for the Fiscal Year Ended March 31, 1997.
(4) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated May 15, 1998.
(5) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated April 19, 2000.
(6) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 2, 1998.
(7) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated November 6, 1998.
(8) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998.
(9) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-1 (File No. 333-77709).
(10) Incorporated by reference to an Appendix filed as part of the Registrant's Schedule 14A (Amendment No. 2) filed on June 4, 1999.
(11) Incorporated by reference to an Exhibit filed as part of the Registrant's Current Report on Form 8-K dated October 1, 1999.
(12) Incorporated by reference to an Exhibit filed as part of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.
(13) Incorporated by reference to an Exhibit filed as part of the Registrant's Registration Statement on Form S-8 (File No. 333-44002).
(14) Incorporated by reference to an exhibit filed as part of the Registrant's Annual Report on Form 10-K for the nine months ended December 31, 2001.

** PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT

(4)    Reports on Form 8-K

      The Company filed the following reports on Form 8-K during the quarter ended December 31, 2001:

Date                 Items Reported
----                --------------
October 2, 2001.   Announcement that Fiber Access and Packet Based Dial
 Tone and Voice Services Available to Maine Customers

October 23, 2001.  Announcement that (1) we have applied for a U.S. patent on our Intergrated Communications System, or PowerPath(sm) network and (2) the Wall Street Transcript has published an in-depth interview with Robert J. Fabbricatore, our Chairman and CEO.

October 31, 2001   Announcement of results for the quarter ended
                   September 30, 2001.

                                   SIGNATURES

SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THIS 31st DAY OF MARCH, 2002.
                                    CTC Communications Group, Inc.

                                    By: /s/ Robert J. Fabbricatore
                                     ----------------------------------------
                                        Robert J. Fabbricatore,
                                        Chairman and Chief Executive Officer

     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES AND EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT IN THE CAPACITIES AND ON THE DATES INDICATED:

         SIGNATURE                     TITLE                 DATE
         ---------                     -----                 ----

                              Chairman of the Board      March 31, 2002
/s/Robert J. Fabbricatore     and Chief Executive
Robert J. Fabbricatore        Officer, Director

                              Chief Financial Officer    March 31, 2002
/s/ John D. Pittenger         and Chief Accounting
John D. Pittenger             Officer

/s/ Katherine D. Courage
Katherine D. Courage                Director             March 31, 2002

/s/ Henry Hermann
Henry Hermann                       Director             March 31, 2002

/s/ Kevin J. Maroni
Kevin J. Maroni                     Director              March 31, 2002

/s/ J. Richard Murphy
J. Richard Murphy                   Director              March 31, 2002

/s/ Mark E. Nunnelly
Mark E. Nunnelly                    Director              March 31, 2002

/s/ Carl Redfield
Carl Redfield                       Director              March 31, 2002

/s/ Richard J. Santagati
Richard J. Santagati                Director              March 31, 2002

/s/ Ralph C. Sillari
Ralph C. Sillari                   Director               March 31, 2002

/s/ Scott M. Sperling
Scott M. Sperling                 Director                March 31, 2002

/s/ Ralph S. Troupe
Ralph S. Troupe                   Director               March 31, 2002

                         CTC COMMUNICATIONS GROUP, INC.

                       Index to Financial Statements

Audited Consolidated Financial Statements
Management's responsibility for financial statements.........................   F-1
Report of Independent Auditors...............................................   F-2
Consolidated Balance Sheets as of December 31, 2001 and 2000.................   F-3
Consolidated Statements of Operations for the year ended December 31, 2001,
 the nine months ended December 31, 2000 and the year ended March 31, 2000...   F-4
Consolidated Statements of Stockholders' Equity (Deficit)
 for the year ended December 31, 2001, the nine months
 ended December 31, 2000 and the year ended March 31, 2000...................   F-5
Consolidated Statements of Cash Flows for the year ended
 December 31, 2001, the nine months ended December 31, 2000
 and the year ended March 31, 2000...........................................   F-7
Notes to Consolidated Financial Statements...................................   F-8



------------------------------




MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS


Management is responsible for the preparation of the consolidated financial statements and related information for CTC Communications Group, Inc. appearing in this report. Management believes that the consolidated financial statements fairly reflect the form and substance of transactions and that the consolidated financial statements reasonably present CTCCommunications Group, Inc.'s financial position and results of operations in conformity with accounting principles generally accepted in the United States. Management has also included in the consolidated financial statements amounts that are based on estimates and judgments which it believes are reasonable under the circumstances.

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

                      Report of Independent Auditors


The Board of Directors and Stockholders
CTC Communications Group, Inc.

We have audited the accompanying consolidated balance sheets of CTC Communications Group, Inc., as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of CTC Communications Group, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                      /s/ Ernst & Young LLP

Boston, Massachusetts
February 15, 2002, except for Note 6
   and the last paragraph of Note 7,
   as to which the date is March 6, 2002

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED BALANCE SHEETS

                                                                       December 31,
                                                                  2001             2000
                                                               -----------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                 $66,289,140     $80,029,442
     Restricted cash - current                                     550,000               -
     Accounts receivable, less allowance for doubtful
         accounts of $6,915,598 and $4,501,672 in
         December 2001 and 2000, respectively                   47,059,065      43,137,423
     Prepaid commissions                                         2,200,000       2,518,995
     Prepaid expenses and other current assets                   1,186,850       1,030,603
     Notes receivable from executives                            1,217,281       6,375,135
     Amounts due from employees                                    158,561         212,304
                                                              -------------    -------------
     Total current assets                                      118,660,897     133,303,902
    Property and equipment:
     Property and equipment                                    366,087,446     259,615,413
     Accumulated depreciation and amortization                (135,762,149)    (63,873,598)
                                                              -------------    -------------
     Total property and equipment, net                         230,325,297     195,741,815

    Restricted cash - noncurrent                                 6,950,000               -
    Deferred financing costs, net of amortization                6,124,749       6,403,413
    Other assets                                                 5,377,382       8,679,463
                                                              -------------    -------------
     Total assets                                             $367,438,325    $344,128,593
                                                              ==============  ==============
    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $56,657,154     $48,716,754
     Accounts payable to related party                           1,641,525         744,796
     Accrued salaries and related taxes                          2,995,383       3,282,079
     Current portion of obligations under capital leases        33,036,325      27,055,850
     Current portion of notes payable                            3,354,399       1,983,984
                                                              -------------    -------------
     Total current liabilities                                  97,684,786      81,783,463
    Long term liabilities:
     Obligations under capital leases, net of current portion   60,324,538      52,763,576
     Notes payable, net of current portion                     225,000,000     103,018,589
     Other                                                       2,665,710               -
                                                              -------------    -------------
     Total long term liabilities                               287,990,248     155,782,165
    Commitments and contingencies:
    Series B redeemable convertible preferred stock, par
      value $1.00 per share; authorized 10,000,000 shares,
      200,000 shares issued and outstanding at
      December 31, 2001 and 2000, respectively (liquidation
      preference $255,546,343 at December 31, 2001)            222,812,360     203,249,272
    Stockholders' deficit:
     Common stock, par value $.01 per share; authorized
      100,000,000 shares, 27,103,730 and 26,582,137 shares
      issued and outstanding at December 31, 2001
      and 2000, respectively                                       271,037         265,821
     Additional paid-in capital                                 95,528,040      93,300,483
     Deferred compensation                                               -         (26,910)
     Other accumulated comprehensive loss                       (2,886,424)              -
     Retained deficit                                         (333,961,722)   (190,225,701)
                                                              -------------   --------------
     Total stockholders' deficit                              (241,049,069)    (96,686,307)
                                                              -------------   --------------
     Total liabilities and stockholders' deficit              $367,438,325    $344,128,593
                                                             ==============   ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                          F-3

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Nine
                                                            Year Ended   Months Ended   Year Ended
                                                           December 31,  December 31,    March 31,
                                                               2001          2000          2000
                                                        ----------------  -----------  ------------
Telecommunications revenues                                $299,438,481  $170,352,695  $153,100,934
Operating costs and expenses:
  Cost of telecommunications revenues
    (excluding depreciation and amortization)               240,518,899   133,196,099   119,585,548
  Selling, general and administrative expenses               82,534,316    63,421,022    56,676,773
  Depreciation and amortization                              77,002,257    34,916,209    18,753,667
                                                           -----------------------------------------
     Total operating costs and expenses                     400,055,472   231,533,330   195,015,988
                                                           -----------------------------------------
Loss from operations                                       (100,616,991)  (61,180,635)  (41,915,054)

Other income (expense):
  Interest income                                             2,873,314     4,935,575       996,283
  Interest expense                                          (26,179,255)  (13,081,070)  (16,162,835)
  Other income (expense)                                       (250,000)            -         8,519
                                                           -----------------------------------------
     Total other expense                                    (23,555,941)   (8,145,495)  (15,158,033)
                                                           -----------------------------------------
Loss before extraordinary item and cumulative
   effect of change in accounting principle                (124,172,932)  (69,326,130)  (57,073,087)
Extraordinary item - early extinguishment of debt                     -             -    (2,430,456)
                                                           -----------------------------------------
Loss before the cumulative effect of change in
  accounting principle                                     (124,172,932)  (69,326,130)  (59,503,543)
Cumulative effect of change in accounting principle                   -    (2,878,949)             -
                                                           -----------------------------------------
Net loss                                                  ($124,172,932) ($72,205,079) ($59,503,543)
                                                          ==========================================
Net loss available to common stockholders                 ($143,736,021) ($83,722,079) ($61,112,894)
                                                          ==========================================
Loss  per common share excluding extraordinary item and
     cumulative effect of change in accounting principle
     Basic and Diluted                                           ($5.34)       ($3.08)       ($2.89)
Loss per common share before cumulative effect of change
     in accounting principle: Basic and Diluted                  ($5.34)       ($3.08)       ($3.01)
Cumulative effect of change in accounting principle                   -         (0.11)            -
                                                           -----------------------------------------
Net loss per common share: Basic and Diluted                     ($5.34)       ($3.19)       ($3.01)
Weighted average number of shares used in computing       ==========================================
     net loss per common share: Basic and Diluted            26,903,518    26,249,173    20,320,626
                                                          ==========================================
Pro forma amounts assuming the accounting change
    is applied retroactively:

        Loss before extraordinary item                    ($124,172,932) ($69,326,130) ($57,914,190)
        Net loss                                          ($124,172,932) ($69,326,130) ($60,344,646)
        Net loss per common share                                ($5.34)       ($3.08)       ($3.05)

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



(table continued on next page)











CTC Communications Group, Inc.
Consolidated Statements of Stockholders' Equity (Deficit)

(table continued)



                         Common Stock       Additional                 Retained                 Other
                     ---------------------   Paid-In      Deferred     Earnings    Treasury  Comprehensive
                         Shares   Par Value  Capital    Compensation  (Deficit)     Stock       Income       Total
                     ----------  ---------  ----------  ------------ ------------  --------  ------------ -----------
Balance at
 December 31, 2000...... 26,582,137 $265,821 $93,300,483 $(26,910) $(190,225,701)      --        --      $(96,686,307)

 Issuance of stock
  pursuant to employee
  stock purchase plan...    132,120    1,321     401,169       --             --       --        --           402,490
 Exercise of employee
  stock options.........    404,062    4,041   1,817,775       --             --       --        --         1,821,816
 Acquisition of treasury
  stock.................         --       --          --       --             --  $(91,533)      --           (91,533)
 Retirement of treasury
  stock.................    (14,589)    (146)    (91,387)      --             --    91,533       --               --
 Deferred compensation..         --       --          --   26,910                      --        --            26,910
 Stock options issued
  to outside consultant          --      --      100,000      --              --       --        --           100,000
 Accretion of offering
  costs related to
  Series B convertible
  preferred stock.......         --       --          --       --     (1,653,546)      --        --        (1,653,546)
 Preferred stock
  dividend..............         --       --          --       --    (17,909,543)      --        --       (17,909,543)
 Unrealized loss on
  derivative instruments         --       --          --       --             --       --   (2,886,424)    (2,886,424)
 Net loss...............         --       --          --       --   (124,172,932)      --        --      (124,172,932)
                                                                                                         -------------
 Comprehensive loss.....        --       --          --       --              --      --         --      (127,059,356)
                         ---------- --------  ---------- ---------   ------------ -------- ------------  -------------
Balance at
 December 31, 2001...... 27,103,730 $271,037 $95,528,040       --  $(333,961,722)      --  $(2,886,424) $(241,049,069)


The accompanying notes are an integral part of these consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        Nine
                                                       Year Ended   Months Ended   Year Ended
                                                      December 31,  December 31,    March 31,
                                                          2001          2000          2000
                                                   ---------------- ------------  ------------
Operating Activities:
 Net loss                                          $(124,172,932)  $(72,205,079)  $(59,503,543)
 Adjustments to reconcile net loss to net cash
  provided by (used in)operating activities:
  Extraordinary item-early extinguishment of debt              -              -      2,430,456
  Depreciation and amortization                       77,002,257     34,916,209     18,753,667
  Interest related to warrants and certain fees          679,312        704,671      2,754,556
  Provision for doubtful accounts                      4,123,921      2,950,521      1,528,564
  Stock-based compensation                               126,910         79,500      2,563,039
  Gain on sale of property and equipment                       -       (247,740)             -
 Changes in operating assets and liabilities:
  Accounts receivable                                 (8,045,563)    (6,122,609)   (22,292,968)
  Prepaid commissions                                    318,995       (478,513)       459,518
  Prepaid expenses and other current assets             (156,247)       406,448       (414,853)
  Amounts due from employees                              53,743       (113,804)       (42,928)
  Income taxes receivable                                      -              -      2,313,070
  Deferred financing costs and other assets            2,650,231     (8,429,466)    (5,247,944)
  Accounts payable and accrued expenses                8,837,129      3,132,793     18,889,269
  Accrued salaries and related taxes                    (286,696)       799,279        826,433
                                                   --------------------------------------------
 Net cash used by operating activities               (38,868,940)   (44,607,790)   (36,983,664)
Investing Activities:
  Additions to property and equipment                (74,425,034)   (73,554,572)   (41,667,211)
  Restricted cash                                     (7,500,000)             -              -
  Proceeds from dispositions of property
   and equipment                                       1,734,115        247,740              -
  Deposits for property and equipment                          -              -     (2,053,900)
  Repayments of notes receivable from stockholders     5,414,676              -              -
  Notes receivable from stockholders                    (256,822)    (6,375,135)             -
                                                   --------------------------------------------
 Net cash used in investing activities               (75,033,065)   (79,681,967)   (43,721,111)
Financing Activities:
  Proceeds from the issuance of Series B
   Redeemable Convertible Preferred Stock,
   net of offering costs                                       -    191,732,271              -
  Proceeds from the issuance of common stock           2,132,773      2,656,548     65,681,228
  Amounts due from stockholders, net                           -              -         31,025
  Borrowings under notes payable                     125,000,000     25,000,000    185,165,892
  Repayment of notes payable                          (1,697,618)   (26,074,674)  (147,996,587)
  Repayment of capital lease obligations             (25,273,452)    (9,088,102)    (4,337,885)
                                                   --------------------------------------------
 Net cash provided by financing activities           100,161,703    184,226,043     98,543,673
                                                   --------------------------------------------
 Increase in cash and cash equivalents               (13,740,302)    59,936,286     17,838,898
 Cash and cash equivalents at beginning of year       80,029,442     20,093,156      2,254,258
                                                   --------------------------------------------
 Cash and cash equivalents at end of period          $66,289,140    $80,029,442    $20,093,156
                                                   ============================================
Supplemental disclosure of cash flow information:
 Cash paid for interest                              $24,285,376    $11,617,264    $13,408,279
 Cash received for income taxes                                -              -    $(2,463,571)
Noncash investing and financing activities:
 Receipt of common stock in exercise of
  stock options                                          $91,533     $1,988,046     $3,494,121
 Network and related equipment
  acquired under capital leases                      $41,103,288    $65,463,006    $16,547,964
 Network and related equipment
  acquired under notes payable                                 -       $362,615    $12,972,029
 Conversion of Series A Redeemable Convertible
  Preferred Stock to common stock                              -              -    $14,280,948

The accompanying notes are an integral part of these consolidated financial statements.

F-7

                         CTC Communications Group, Inc.
                    Notes to Consolidated Financial Statements
                              December 31, 2001


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

As the Company continues to deploy its network, further penetrates its existing region and expands into new markets throughout the Boston-Washington, D.C. corridor, the Company will need significant amounts of additional capital. The Company believes that proceeds available from the preferred stock financing described in Note 9, the senior secured facility described in Note 6, cash on hand and the amounts expected to be available under its bank and lease financing arrangements will be sufficient to fund its planned capital expenditures, working capital and operating losses for at least the next 12 months. We also believe that the above noted sources fully fund our business plan. During this period the Company may seek to raise additional capital through the issuance of debt or equity securities, the timing of which will depend on market conditions. The Company may also seek to raise additional capital through vendor financing, equipment lease financing or bank loans.

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

The Company's covenants under its debt and vendor financing facilities (see
Note 6) contemplate improvements in the Company's operating results in fiscal 2002 over 2001. Among other things, these covenants require significant improvement in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Senior Facility and the Vendor

      Financing Facility, (see Note 6).  The Company's ability to remain in compliance with the covenants is dependent upon the Company's continued execution of its business plan which consists of the following primary initiatives; continued migration of existing offnet customers onto the Company's network, improving margins by reducing network costs of goods, (primarily by replacing leased network facilities with owned and operated fiber facilities), controlling selling, general and administrative expenses and continued revenue growth by adding new customers and selling new services. In the event that conditions arise that do not allow the Company to meet all of the primary initiatives of its business plan, management expects to take all necessary actions to remain in compliance with its required covenants which may include the reduction of certain operating expenses, migration of customers onto the Company's network and elimination of certain discretionary expenses. Management believes that if necessary, these actions could be implemented to meet its covenants, including its EBITDA covenant.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements include the accounts of CTC Communications Group, Inc. and its subsidiaries. All significant intercompany balances and transactions have been eliminated. Certain amounts in the prior years have been reclassified to conform to current year presentation.

At the Annual Meeting of the Company's Board of Directors held on July 27, 2000, the Company changed its fiscal year from a twelve month period ending March 31 of each year to a twelve month period ending December 31 of each year. The consolidated financial statements include presentation of the nine month transition period beginning April 1, 2000 and ending December 31, 2000.

The following table presents certain financial information for the twelve months ended December 31, 2001, December 31, 2000 (restated for SAB 101 as discussed below), and March 31, 1999, respectively.

                                                            Twelve months ended
                                                     December 31,           March 31,
   2001            2000        2000
    ------------     ------------  ---------
                                                              (Unaudited)
 Telecommunications revenue                 $299,438,481    $215,278,467
$153,100,934
 Costs of telecommunications revenue         240,518,899     168,103,119
119,585,548
  (excluding depreciation and amortization)

 Loss from operations                       (100,616,991)    (73,688,504)
(41,915,054)
 Net loss                                   (124,172,932)    (90,920,874)
(59,503,543)
 Net loss per share, basic and diluted            $(5.34)         $(4.05)
$(3.01)
                                             ============     ============
============

      Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less as cash equivalents.

The Company has entered into an equipment lease financing arrangement which restricts $7.5 million of cash as security for this arrangement. At December 31, 2001, other non-current assets include $6.9 million of this restricted cash and the balance of $550,000 is reflected as current restricted cash.


Allowance for Doubtful Accounts

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.


Property and Equipment

Property and equipment are stated at the lower of cost or fair market value less accumulated depreciation and amortization. The Company accounts for internal use software under the provisions of AICPA Statement of Position 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization of costs commences when the preliminary project stage, as defined under SOP 98-1, is completed. Amortization on a straight-line basis, commences at the point that the software components have been subjected to all significant testing phases and are substantially complete and ready for their intended use. The Company also capitalizes certain external and internal costs associated with the installation of network equipment. A significant portion of the network and related equipment costs is subject to the risk of rapid technological change. Accordingly, the Company's useful lives reflect this risk. Depreciation and amortization is provided using the straight-line method over the following estimated useful lives:

     Furniture, fixture, vehicles and equipment................ 3-7 years
     Network and related equipment............................. 2-5 years
     Fiber-related equipment .................................. 3-5 years
     Building .................................................  14 years
     Fiber ....................................................  15 years

Leasehold improvements and assets under capital leases are amortized over the lesser of the lease term or the useful life of the property, usually 3-5 years.

Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the

      probability that future undiscounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

Collocation Agreements

The Company annually reviews its collocation agreements based on its current fiber deployment strategy and in 2000 concluded that it no longer required all of the collocation sites originally planned enabling a consolidation of collocation sites. Consequently, the collocation consolidation resulted in a $700,000 and $2.4 million accrual of collocation termination costs and write-off of deposits as a component of general and administrative expenses for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively.

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

For the three months ended June 30, 2000, the Company recognized $9,649,000 in revenue that was included in the cumulative effect adjustment as of April 1, 2000. The effect of that revenue in the first quarter of 2000 was to increase income by $2,506,000 during that period.

Deferred Financing Costs

In connection with certain financing arrangements, the Company capitalized $719,527, $3,971,577 and $3,099,424 of financing costs during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. These costs represent professional and debt origination fees. The financing arrangements are being amortized over the lives of the agreements. Due to the early extinguishment of the fiscal 1999 financing arrangements, the unamortized balance of the deferred financing costs and unamortized value of the warrants relating to those agreements were recognized as an extraordinary expense item in the fiscal year ended March 31, 2000. For the year ended December 31, 2001, the nine months ended December 31, 2000, and the year ended March 31, 2000, the Company recorded amortization, excluding the extraordinary expense item, of

      $998,191, $667,588 and $1,743,958, respectively, related to deferred financing costs associated with the various financing arrangements.

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

Concentration of Credit Risk

Financial instruments which potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable. Until utilized, the net proceeds from the TD credit facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities which minimizes the concentration of credit risk with respect to cash and cash equivalents. Concentration of credit risk with respect to accounts receivable at December 31, 2001 and 2000 was minimized by the large number of customers across New England and New York State. The Company reduces its risk of loss through periodic review of customer creditworthiness and generally does not require deposits. From a supplier standpoint, the Company has a large concentration of recurring expenditures to Verizon primarily as a result of resale services.

Fair Value of Financial Instruments

The Company is required to disclose the fair value of financial instruments. At December 31, 2001 and 2000, the Company's financial instruments consist of cash, cash equivalents, accounts receivable, accounts payable and accrued expenses, notes payable and interest rate swap and collar agreements. The fair value of these financial instruments, excluding the notes payable and interest rate swap and collar agreements, approximates their cost due to the short-term maturity of these financial instruments. Of the $228,354,399 total notes payable, the carrying value of $225,000,000 approximates fair value due to the variable interest rates on the Note. The carrying value of

      the remaining notes payable of $3,354,399 are not materially different than their estimated fair value. The fair value of the interest rate swap and collar represent liabilities to the Company of $1,196,201 and $1,469,509, respectively, at December 31, 2001. The fair value of the cap at December 31, 2001 is immaterial.

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


Accounting for Stock Options

The Company grants stock options for a fixed number of shares to employees with an exercise price at least equal to the fair value of the shares at the date of the grant. The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25") and related interpretations in accounting for its employee stock options. Under APB No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on
the date of grant, no compensation expense is recognized.   Stock options
and other stock-based awards to non-employees are accounted for based on the provisions of SFAS No. 123 and EITF 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". During the year ended December 31, 2001, the Company granted stock options to outside consultants to purchase an aggregate of 40,000 shares of its common stock. These options have exercise prices ranging from $3.06 to $4.28. As of December 31, 2001, 30,000 of these options have vested and a cost of $100,000 has been recorded to the general and administrative expense for the year ended December 31, 2001.

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

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", and its Amendments, FASB Statements Nos. 137 and 138, in June 1999 and June 2000, respectively (collectively, FAS 133). FAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is designated and qualifies as a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings (fair value hedge), or, for the effective portion of the hedge, recorded in other comprehensive income until the hedged item is recognized in earnings (cash flow hedge). The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company adopted FAS 133 on January 1, 2001. The adoption of this statement resulted in a cumulative effect adjustment to other comprehensive income (loss) of $(716,504), (see Note 12).

Cash Flow Hedging Strategy

As required by the Company's credit facility with TD Securities (US) Inc. (the TD Credit Facility), the Company maintains an interest rate collar and an interest rate swap. These instruments hedge the variable rate of interest due on the TD Credit Facility. The interest rate collar effectively locks $33 million of the TD Credit Facility borrowings between 12.25% and 9.67%. The interest rate swap effectively caps $17 million of the TD Credit Facility borrowings at 10.75%. Both the collar and the swap mature on September 22, 2003. In December 2001 and January 2002, the Company entered into two interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of the TD Credit Facility borrowings, respectively. All of these instruments have been entered into for non-trading purposes.

During the year ended December 31,2001, the Company recorded a loss of $(716,504) in other comprehensive income (loss) as a cumulative effect adjustment in connection with the adoption of FAS 133, effective January 1, 2001. During the year ended December 31,2001, the Company recorded a loss of $(1,949,206) in other comprehensive income (loss) for the change in fair value of the collar, swap and cap outstanding at December 31, 2001. Furthermore, during the year ended December 31, 2001, the Company reclassified out of other comprehensive income (loss) to interest expense a loss of $(29,937) related to the ineffective portion of the collar and the swap and gain of $250,651 for the same period related to the time value deterioration on the collar, (see Note 12).

For the period from January 1, 2002 to December 31, 2002, the Company expects to reclassify approximately $(1,840,000) of losses on the collar, the swap and interest cap agreements from accumulated other comprehensive income (loss) to interest expense due to the payment of variable interest associated with the TD Credit Facility.

Segment Information

The Company operates in a single industry segment and manages its business as one operating segment.

Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, 2001 the intangibles will be amortized during this transition period until adoption of FAS 142. The Company is not expecting any material impact from the adoption FAS 141 and FAS 142 on its financial position and results of operations.

In June 2001, the Financial Accounting Standards Board issued Statement No. 143, "Accounting for Asset Retirement Obligations" (FAS 143), which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. It also applies the legal obligations associated with the retirement of long-lived assets that result from acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. The standard is effective for fiscal years beginning after June 15, 2002 (January 1, 2003 for the Company), with earlier application encouraged. The Company believes the adoption of FAS 143 will not have a material impact on the Company's financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions."

The provisions of this statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The Company believes that the adoption of FAS 144 will not have a material impact on the Company's financial position or results of operations.


3. Property and Equipment

Property and equipment, at cost, and related accumulated depreciation and amortization balances are as follows:

                                                            December 31,
                                                        2001         2000
                                                     ----------- ------------

Furniture, fixtures, vehicles and equipment.........$ 11,497,228 $  5,922,131
Network and related equipment....................... 149,680,055  115,141,984
Leasehold improvements..............................  40,187,598   21,170,502
Fiber and related equipment.........................  28,412,779   17,627,621
Assets under capital lease ......................... 136,309,786   99,753,175
                                                    ------------ ------------
                                                     366,087,446  259,615,413
Less accumulated depreciation and amortization...... 135,762,149   63,873,598
                                                     ----------- ------------
                                                    $230,325,297 $195,741,815
                                                    ============ ============

Assets under capital lease principally consist of $93,482,053 of network and related equipment, $27,043,528 of fiber related equipment, $4,098,152 of furniture and fixtures, and $11,686,053 of building and leasehold improvements. Amortization expense of capital lease assets is included in depreciation expense. Capitalized interest of $5,172,698 and $3,659,000 were recorded in the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively.

4. Related-Party Transactions

The installation of certain telecommunications equipment and certain related activities are generally subcontracted to a company in which the Chairman of the Company is the major shareholder. In addition, equipment is purchased from this company. Amounts paid to this company for hardware and services, based on fair market value, aggregated $11,374,050, $3,928,713 and $1,361,430 during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Amounts payable to this company were $1,641,525 and $744,796 at December 31, 2001 and 2000, respectively.

The Company leases office space from a trust in which the Chairman is a beneficiary. Rent expense for these facilities aggregated $51,584, $38,688 and $51,584 during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. The lease expires during fiscal 2002.

The Company subleases space to a company controlled by the Chairman of the Company. Terms of the sublease are identical to those included in the Company's lease. Sublease rental income totaled $131,073, $100,862 and $108,326 during the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

In May 2000, the Company entered into a 15 year lease for approximately 71,250 feet from a limited liability company in which two executive officers, including the Chairman, own a majority of membership interests, and in which three executive officers each own a minority membership interest. The payments under this lease were $1,933,508 and $1,162,982 for the year ended December 31, 2001 and the nine months ended December 31, 2000. The Company has funded a security deposit of $889,050 as of December 31, 2001. During the nine months ended December 31, 2000, the Company funded an escrow account guarantee for this lease in the sum of $2.5 million which was repaid with interest to the Company during the year ended December 31, 2001. This lease has been accounted for as a capital lease. The Company has recorded capital lease obligations to this related party of $10.0 million at December 31, 2001 and 2000. The limited liability company has a mortgage on the building at December 31, 2001 of $9,233,575.

As of December 31, 2001 and 2000, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $1,217,281 and $6,375,135, respectively, evidenced by fully secured promissory notes. These notes bear interest at 10.75%. During March 2001, $5,414,676 was repaid together with interest due. In February 2002, the Company advanced $545,243 to two executives that have been secured fully by promissory notes bearing interest at 10.75%.


5. Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of the following:


                                       December 31,
                                                         2001         2000
                                                      -----------   ----------
   Trade accounts payable and accrued
     telecommunication costs......................... $51,137,700  $41,174,477
   Sales tax payable.................................   4,789,078    7,209,500
   Other accrued expenses............................   2,371,901    1,077,573
                                                      -----------  -----------
                                                      $58,298,679  $49,461,550
                                                      ===========  ===========

6. Financing Arrangements

In September 1998, the Company entered into an agreement providing for a revolving line of credit agreement (the "Revolving Line of Credit") with a consortium of lenders, providing for a three year senior secured credit facility of up to $75,000,000. Advances under the Revolving Line of Credit were subject to interest at the prime rate plus 1.75% per annum. The outstanding debt was secured by all the Company's assets excluding those acquired through purchase money financing. The Company paid a one-time up front fee which was capitalized as a deferred financing cost and amortized as interest expense over the term of the Revolving Line of Credit. Warrants to purchase an aggregate of 1,461,618 shares of the Company's common stock at an exercise price of $4.50 per share were issued to the lenders in connection with the transaction. The fair value of the warrants of $1,909,848 was amortized and included in interest expense over the term of the Revolving Line of Credit. Borrowings under the Revolving Line of Credit were repaid from the senior secured credit facility obtained in March 2000 and described below. The unamortized balance of deferred financing costs associated with the Revolving Line of Credit were recognized as an extraordinary item for the fiscal year ended March 31, 2000.

In March 2000, the Company entered into a $225 million senior secured credit facility (the "Senior Facility") with a consortium of banks. This Senior Facility is comprised of a $50 million senior secured revolving credit facility (the "Revolver") with a seven and one-half year term, a $100 million senior, delayed draw facility with a seven and one-half year term ("Term A") and a $75 million senior secured eight year term loan facility ("Term B"). This facility is secured by all assets of the Company excluding those assets used to secure other notes payables and capital leases. As amended in March 2002, advances under the Revolver and Term A bear interest at either prime rate plus 2.25-3.5% per annum or London interbank rate ("LIBOR") plus 3.25-4.5% per annum based upon the total leverage ratio in effect at the time. Term B borrowings bear interest at the prime rate plus 3.75% per annum or LIBOR plus 4.75% per annum. Borrowing at prime or LIBOR is at our discretion. As required by the Senior Facility, Term B borrowings of $75 million were made at the closing date along with borrowings of $25 million under the Revolver. The proceeds were used to pay off an existing $25 million vendor financing facility and the outstanding balance of the revolving line of credit approximating $43 million. The
Company paid a one-time up front fee and other closing costs at the closing, which have been capitalized as deferred financing costs and are being amortized as interest expense over the term of the Senior Facility.

We will pay an annual commitment fee of .75-1.5% per annum, depending on the percentage of the total Senior Facility used. At December 31, 2001, the entire $225 million was outstanding.

At June 30, 2003, we will begin to repay the outstanding balances of Term A and Term B on a quarterly basis through the year 2007.

In September 2000, we entered into an interest rate collar agreement with a notional amount outstanding at December 31, 2000 of $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%. In addition we have an interest rate swap which effectively caps $17 million of borrowings at 10.75%. In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of borrowings, respectively.

These interest rate collar, swap and cap agreements expose the Company to losses in the event the counter party is unable to perform under the contracts. The risk of nonperformance is low due to the credit worthiness of the counter party.

In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. At December 31, 2001, the Company was not in compliance with the covenants prior to the amendment signed in March 2002. However, as of December 31, 2001, the Company is in compliance with all the amended covenants. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock (if warrants to purchase common stock are issued in conjunction with the Company's March 2002 Vendor Finance Facility, as discussed in the following paragraph). The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility.

In March 2002, we entered into an agreement with a vendor ("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36 month leases beginning in March 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended Senior facility with an additional covenant relating to minimum cash balance. Prior to each tranche period, we must elect to utilize the financing tranche for that period or decline it and the remaining tranches. If we elect to use a tranche, we will issue warrants before the beginning of the tranche period equal to 2% of our outstanding common stock for the first $10 million, 1% of

      the then outstanding common stock for each of tranches two and three, and 2.5% of the then outstanding common stock for the fourth tranche. The number of shares of common stock outstanding for the first tranche is determined as of January 1, 2002. The second through fourth tranches are determined as of the first day of the month immediately preceding the first day of the tranche period. The initial warrants will be issued at an exercise price of $4.10. Subsequent warrants, if issued, would be priced at the average of our stock price for the period from the 10th to the 14th trading days of the month during which such warrants are issued.

Notes payable, net of the unamortized discount of related warrants, consisted of the following:


                                                          December 31,
                                                     2001           2000
                                                   ------------  ------------
   Senior facility................................ $225,000,000  $100,000,000
   Notes payable for network and related equipment    3,354,399     5,002,573
                                                   ------------  ------------
                                                   $228,354,399  $105,002,573
   Less current portion...........................   (3,354,399)   (1,983,984)
                                                   ------------  ------------
                                                   $225,000,000  $103,018,589
                                                   ============  ============

  Long-term debt matures as follows:
   Year ending December 31:
    2002...................................................   3,354,399
    2003...................................................  11,812,500
    2004...................................................  27,000,000
    2005...................................................  36,375,000
    2006...................................................  43,875,000
    2007...................................................  82,312,500
    2008...................................................  23,625,000
                                                           ------------
                                                           $228,354,399
                                                           ============

7. Leases

The Company leases office facilities under long-term lease agreements classified as operating leases. The following is a schedule of future minimum lease payments, net of sublease income, for operating leases as of December 31, 2001:
                                                        Sublease
                                             Operating   Rental
                                               Leases    Income       Net
                                             ---------- ---------  -----------
   Year ending December 31:
    2002....................................  3,499,567  (144,933)   3,354,634
    2003....................................  2,961,084  (109,212)   2,851,872
    2004....................................  2,252,200   (81,909)   2,170,291
    2005....................................  1,122,295         -    1,122,295
    2006....................................  1,019,362         -    1,019,362
    Thereafter..............................  2,609,095         -    2,609,095
                                            ----------- ---------  -----------
   Net future minimum lease payments........$13,463,603 $(336,054) $13,127,549
                                            =========== =========  ===========

      Rental expense for operating leases aggregated $4,591,838, $2,918,127 and $2,470,340 for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively. Sublease rental income amounted to $131,073, $100,862 and $108,326 for the year ended December 31, 2001, the nine months ended December 31, 2000 and the year ended March 31, 2000, respectively.

For the nine months ended December 31, 2000, the Company reserved $700,000 for future lease obligations of branch locations that were consolidated to achieve near term operating efficiencies. As of December 31, 2001, the Company has a reserve balance of $269,092 outstanding.

The Company leases certain assets, principally network and related equipment, fiber related equipment and buildings, under capital leases. At December 31, 2001 and 2000, the Company has capitalized leased equipment totaling $136,309,786 and $99,753,175, respectively, with related accumulated amortization of $28,935,304 and $18,767,228 for the year ended December 31, 2001 and the nine months ended December 31, 2000, respectively.

As of December 31, 2001, obligations under capital leases mature as follows:

   Year ending December 31:
    2002.....................................................$ 43,351,581
    2003...................................................... 36,524,216
    2004...................................................... 17,301,459
    2005......................................................  4,342,288
    2006......................................................  3,949,090
    Thereafter................................................ 47,517,226
                                                               -----------
                                                              152,985,860
   Less amount representing interest..........................(59,624,997)
                                                               -----------
   Present value of minimum lease payments.................... 93,360,863
   Less current portion of obligations under capital leases...(33,036,325)
                                                               -----------
   Obligations under capital leases, net of current portion...$60,324,538
                                                               ===========

In March 2002, we entered into an agreement with a vendor, (see note 6) which restructures a portion of the above capital leases outstanding. We expect this restructuring to reduce our cash outflow in 2002 by approximately $7.5 million for the leases outstanding at December 31, 2001. This restructuring is not included in the table above. Under the agreement, these payments will now be due during the years ending December 31, 2003, 2004 and 2005.

8. Telecommunications Agreements

On October 20, 1994, the Company entered into a four-year non-exclusive agreement with a long-distance service provider for the right to provide long distance service to the Company's customers at fixed prices during the term of the agreement. On September 6, 2000, the Company entered into an amendment that extended the initial term of the agreement through April 2003. In December 2001, the Company entered into an amendment which reduced its minimum aggregate usage commitment to $36 million. Based upon existing

      and expected usage, these provisions had no effect on the financial statements for the twelve months ended December 31, 2001. Through December 31, 2001, the Company had incurred expenditures of approximately $54.8 million under these agreements.

On January 8, 1999, the Company entered into agreements with two communications companies for the provision of transmission and collocation facilities for the Company's initial network build-out in New England and New York State. The agreements, which total $11.6 million of expenditures by the Company over three years, provide for connectivity between the Company's 22 network hub sites and two fully redundant network operations centers.
Through the year ended December 31, 2001, the Company had incurred expenditures of approximately $18.5 million under these agreements.

In fiscal years 1999 and 2000, the Company entered into an amendment that revised the original terms of the Company's resale agreements with a supplier of local services. The Amendment provides for several additional discounts on various resold services if certain term and volume commitment levels associated with access lines and Minutes of Use (MOUs) are maintained. While the Company exceeded its commitment levels in fiscal year 2001 relative to the number of access lines and MOUs, there is currently some uncertainty as to whether the Company met a commitment level in certain jurisdictions associated with one of the smaller discount percentages under the agreement. The Company and its suppliers are currently considering revising the terms associated with this discount percentage.

On March 31, 2000, the Company entered into a 20 year agreement to purchase an exclusive, indefeasible right of use of optical dark fibers from a fiber optic engineering and construction company. The agreement also includes collocation facilities at points of presence and transmission site locations and ongoing fiber maintenance services provided by the supplier. The Company's total estimated commitment is approximately $115 million. Through December 31, 2001, the Company had incurred expenditures of approximately $12 million under this agreement.

On May 9, 2000, the Company entered into an agreement with a professional services company for the "softswitch" and related software required to support local services of the Company for a total commitment of approximately $26 million through the end of 2005. Through December 31, 2001, the Company had incurred costs of $15.1 million.

During the year ended December 31, 2001, the Company finalized negotiations of a local interconnection agreements which the Company intends to execute in all states within its footprint. It is the Company's current intention to use the negotiated agreement in new markets within its footprint and as a replacement agreement for expiring agreements in Connecticut, Maine, Massachusetts, New Hampshire, New York, Rhode Island and Vermont. These agreements enable the Company to interconnect with the public switched telephone network (PSTN), obtain access to unbundled network elements (UNEs), collocate in the incumbent local provider's central offices, and purchase other miscellaneous additional services also provided by the incumbent for purposes of providing local dial tone and associated local services over the Company's network facilities.

      9. Stockholders' Equity (Deficit)

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

At December 31, 2001, 14,178,735 shares of common stock are reserved for future issuance upon exercise of outstanding stock options and common stock purchase warrants and conversion of outstanding preferred stock.

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

Bain Capital and Thomas H. Lee each invested $75 million and CSFB Private Equity has invested $50 million.

The Company may require conversion of the preferred shares, into the Company's common stock, if the average market price of the common stock of the Company equals or exceeds 200% of the conversion price for a period of 30 consecutive trading days or if there are outstanding fewer than 15% of the number of shares issued on the closing date. In the event the Company elects to require conversion of the preferred stock under this provision, the Company is required to convert the principal and cumulative dividends that would otherwise have been payable through the third anniversary ($55.5 million or $13.89 per share) or through the date of conversion, whichever is greater (the "Liquidation Preference"), at $50 per share. The value ($55 million) related to this contingent conversion is recognizable at the time the conversion occurs.

The Company may elect to redeem the preferred shares on or after the fifth anniversary of the closing. The redemption price per share is equal to the greater of the Liquidation Preference or the current market value of the number of shares of common stock into which a share of preferred stock could be converted by the holder on the redemption date.

      To the extent the Company has funds available, on the tenth anniversary of the closing date the Company is required to redeem all outstanding shares of the Series B Preferred Stock, if any, at a redemption price per share equal to the greater of (a) the Liquidation Preference as of that date, and
(b) the current market value of the number of shares of Common Stock into which a share of Preferred Stock could be converted by the holder as of that date. The redemption price is payable, at the Company's option, in cash or in shares of Common Stock, which shares are to be valued at 95% of the average market price, as defined, if redeemed for cash and 100% of the average market price, as defined, if redeemed for stock.

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


Dividends

The Company has never paid cash dividends on our common stock and does not plan to do so in the foreseeable future. The Company intends to retain earnings, if any, to develop and expand its business. In addition, the terms of its credit facility and the Series B preferred stock restrict its ability to pay cash dividends on the common stock. The Company also expects the terms of agreements governing any future indebtedness to restrict its ability to pay cash dividends.


Common Stock Purchase Warrants

As of December 31, 2001, the Company had outstanding warrants in connection with the issuance of the Series A and the financing arrangements disclosed in Note 6 to purchase an aggregate of 515,489 shares of common stock at exercise prices ranging from $4.50 to $7.87 with exercise periods extending through March 2009. The values of the warrants range from $1.96 to $4.76 and were determined using a Black-Scholes pricing methodology. Significant assumptions include an interest rate of 5.21%, an expected volatility of 50% and an expected life of the warrants of 2.5 to 3 years.

Employee Stock Purchase Plan

The Company has an employee stock purchase plan (the "ESPP") which enables participating employees to purchase Company shares at 85% of the lower of the market prices prevailing on two valuation dates as defined in the ESPP. Individuals can contribute up to 5% of their base salary. The Company made no contributions to the ESPP during the year ended December 31, 2001, the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000. Set forth below is a summary of shares of common stock purchased under the ESPP.

Date			  Shares Purchased		Purchase Price
-------------     ------------------            ---------------
July 2001			87,632				$ 2.57
February 2001			44,488				$ 3.98
July 2000			 5,689				$23.80
February 2000			10,533				$10.38
July 1999			14,779				$ 5.03
February 1999			11,945				$ 4.46

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

Under the terms of the 1999 Equity Incentive Plan for Non-Employee Directors, at each annual meeting at which a non-employee director is reelected or is continuing as a director, he or she will be granted a five-year, non-discretionary, option to purchase 10,000 shares of common stock, at an exercise price equal to 100% of the fair market value of the common stock on the day before the date of the grant. The options are exercisable on the grant date. In addition to the foregoing options, the plan administrator also has the authority to award options to eligible directors in amounts and on terms as it determines. These options are referred to as discretionary options. The exercise price of discretionary options will be set by the administrator and will become exercisable and expire as the administrator determines, but no options will expire later than 10 years from the date of grant. If a director dies, or otherwise ceases to be a director, all options, including those issued under the 1993, 1996, 1998, 1999 and 2000 Plans, not then exercisable will immediately terminate, unless the board of directors otherwise determines. Any exercisable options will remain exercisable for a period of one year following death or three months following other termination of the individual's status as a director, but in no event beyond

      the fifth anniversary of the date of grant in the case of non-
discretionary options and beyond the tenth anniversary of the date of the grant in the case of discretionary options. Upon a merger or consolidation, which results in a 50% change in ownership, a transfer of all or substantially all of the Company's assets, or a dissolution or liquidation of the Company, all options, including the 1993, 1996, 1998, 1999 and 2000 plans, not then exercisable will become exercisable and all unexercised options will terminate upon the consummation of the transaction. However, in lieu of termination, the board of directors may cause the acquiring or surviving corporation to assume all options outstanding under the plan or provide replacement options on substantially the same terms, with any necessary adjustments.

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

                                             Options                   ESPP
                                       December 31,  March 31, December 31, March 31,
                                       ------------- -------- -----------  ----------
                                       2001     2000   2000    2001   2000    2000
                                       -----    -----  -----   -----  -----  ----
Expected life (years).................  4.00   3.73     3.69    0.50    0.50     0.50
Interest rate.........................  5.73%  5.75%    6.12%   5.56%   5.85%    6.08%
Volatility............................ 95.11% 93.25%   84.12% 105.60% 136.54%   82.73%
Dividend yield........................  0.00   0.00     0.00    0.00    0.00     0.00

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

For purposes of pro forma disclosures, the expense related to estimated fair value of the options is recognized over the options' vesting period. The Company's pro forma net loss and loss per common share, which has been adjusted to reflect the March 17, 2000 three-for-two stock split, are as follows:

                                            December 31,           March 31,
                                     ----------------------------------------
                                        2001          2000           2000
                                     ------------  ------------  -----------
Pro forma net loss attributable to
 Common shareholders...............  $(155,463,241)$(91,918,300)$(66,276,203)
Pro forma net loss per common share
 (Basic and diluted)...............  $       (5.78) $     (3.50) $     (3.26)

The effects on the year ended December 31, 2001, the nine months ended December 31, 2000 and the fiscal year ended March 31, 2000 pro forma net loss and loss per common share of expensing the estimated fair value of stock options and shares issued pursuant to the ESPP are not necessarily representative of the effects on reporting the results of operations for future years as the periods presented only include the effects of option grants under the Company's plans since 1997.

A summary of the Company's stock option activity, and related information for the nine months ended December 31, 2000 and the fiscal years ended March 31, 1999 and 1998, which has been adjusted to reflect the March 17, 2000 three-for-two stock split, follows:

                          December 31, 2001     December 31, 2000      March 31, 2000
                          ------------------- -------------------- -------------------
                                     Weighted             Weighted            Weighted
                                     Average              Average             Average
                                     Exercise             Exercise            Exercise
                           Options    Price    Options     Price    Options    Price
                          ---------  -------- ----------  -------- ---------  --------
Outstanding at beginning
 of year................  6,352,005   $ 9.97   5,906,373  $ 8.91   5,423,714  $ 4.70
  Options granted.......  2,818,148     5.47   1,292,750   16.01   2,137,569   15.08
  Options terminated....   (779,093)   12.86    (221,100)  33.60    (411,950)   4.67
  Options exercised.....   (418,062)    4.51    (626,018)   4.96  (1,242,960)   3.37
                          ---------           ----------           ---------
Outstanding at end of
 year...................  7,972,998    $8.42   6,352,005   $9.97   5,906,373   $8.91
                          ==========           ==========          =========
Exercisable at end of
 year...................  3,546,327            2,286,752           1,630,865
Weighted-average fair
 value of options
 granted during the
 year...................  $    3.81            $   10.35           $    8.87

The following table presents weighted-average price and life information about significant option groups outstanding at December 31, 2001:

                                    Options Outstanding                   Options Exercisable
                     ---------------------------------------------------------------------------
                                     Weighted Average
                                        Remaining       Weighted                      Weighted
         Range of                      Contractual       Average                       Average
    Exercise Prices      Outstanding   Life--Years   Exercise Price  Exercisable   Exercise Price
 ---------------      ----------- ---------------- -------------- ----------- -------------------
$ 0.00-5.35.............  2,376,961        3.6            $ 4.45     1,833,398         $ 4.39
  5.35-10.70............  3,586,616        6.3              6.76       888,600           7.85
 10.70-16.05............  1,216,322        3.1             11.65       579,334          11.48
 16.05-21.40............    442,200        4.6             18.32        94,065          18.11
 21.40-26.75............    196,650        4.0             24.24       127,080          24.07
 26.75-32.10............     71,749        4.5             28.38         8,850          28.49
 32.10-37.45............     49,000        4.3             34.93         8,300          34.91
 37.45-42.80............      5,500        4.2             38.90         1,100          38.90
 42.80-48.15............     21,500        5.7             46.22         4,300          46.22
 48.15-53.50............      6,500        5.4             53.38         1,300          53.38
                          ---------                                  ---------
                          7,972,998                                  3,546,327
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

The Company may make a matching contribution of an amount to be determined by the Board of Directors, but subject to a maximum of 6% of compensation contributed by each participant. Company contributions vest ratably over three years. Company contributions to the 401(k) Plan were $963,302, $527,724 and $486,434 in the year ended December 31, 2001, the nine months ended December 31, 2000, and the fiscal year ended March 31, 2000, respectively.

11. Loss Per Share

Loss per common share has been calculated as follows:

                                                 December 31,        March 31,
                                             2001          2000         2000
                                          ------------  -----------  -----------
Numerator:
Loss before extraordinary item
    and cumulative effect of change
    in accounting principle ...........   $(124,172,932) $(69,326,130) $(57,073,087)
  Extraordinary item-early
    extinguishment of debt..............              -             -    (2,430,456)
Loss before cumulative effect of		---------------  ------------- -------------
    change in accounting principle.....    (124,172,932)  (69,326,130)  (59,503,543)
  Cumulative effect of change in
    accounting principle...............               -    (2,878,949)            -
                                         --------------- ------------- -------------
  Net loss                                 (124,172,932)  (72,205,079)  (59,503,543)
  Less preferred stock dividends and
   accretion to redemption value of
   preferred stock......................    (19,563,089)  (11,517,000)   (1,609,351)
                                         --------------   -----------  -------------
  Equals: numerator for Basic and
   Diluted loss per common share........  $(143,736,021) $(83,722,079) $(61,112,894)
Denominator:                              ============== ============= =============
  Denominator for Basic and Diluted loss
   per common share-weighted average
   shares...............................     26,903,518    26,249,173    20,320,626
                                          --------------  ------------  ------------
Basic and diluted loss per common share.  $       (5.34) $      (3.19)  $     (3.01)
                                          ============== =============  ============
Basic and diluted loss per common share-
  cumulative effect of change in
  accounting principle..................  $           -  $      (0.11)  $         -
                                          ============== =============  ============
Basic and diluted loss per common share-
  extraordinary item....................  $           -  $          -   $     (0.12)
                                          ============== =============  ============
Basic and diluted loss per common share-
  before extraordinary item
  and cumulative effect of change in
  accounting principle..................  $       (5.34) $      (3.08)  $     (2.89)
                                          ============== =============  ============

12.  Comprehensive Loss

The Company reports comprehensive loss as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," (FAS
130). FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders' equity, be included in comprehensive loss. For the year ended December 31, 2001 the nine months ended December 31, 2000 and the year ended March 31, 2000, comprehensive loss was $(127,059,356), $(72,205,079) and $(59,503,543) respectively, as follows:

  Year ended    Nine Months     Year ended
							  December 31,    ended         March 31,
							     2001    December 31, 2000    2000
                                             -------------------------------------------
Comprehensive loss:
   Net loss					$(124,172,932) $(72,205,079) $(59,503,543)
   Cumulative effect of change in
    accounting principle   			     (716,504)       --           --
   Additions to comprehensive
    loss for changes in fair value of
    cash flow hedges                            (1,949,206)       --           --
   Reclassification of gain from
    comprehensive loss line as offset to
    interest expense for ineffective portion
    and time value of cash flow hedges            (220,714)       --           --
 -----------------------------------------
Comprehensive loss			        $(127,059,356) $(72,205,079) $(59,503,543)
 ==========================================

13. Income Taxes

Significant components of the Company's deferred tax assets and liabilities as of December 31, 2001 and 2000, are as follows:

                                                            December 31,
                                                          2001         2000
                                                      ------------  ------------
Deferred tax assets:
  Bad debt allowance.................................$  2,801,000   $  1,823,000
  Accruals and allowances, other.....................   4,420,000      1,965,000
  Stock option expense...............................      41,000              -
  Net operating loss carryforward.................... 105,607,000     71,514,000
  Depreciation .....................................   13,873,000      2,606,000
                                                      ------------  ------------
Total deferred tax asset............................. 126,742,000     77,908,000
Deferred tax liability:
  Other expenses.....................................    (220,000)      (117,000)
------------  -----------
Total deferred tax liability.........................    (220,000)      (117,000)
                                                      ------------  -----------
Net deferred tax asset before valuation allowance.... 126,522,000     77,791,000
Valuation allowance..................................(126,522,000)   (77,791,000)
                                                      ------------  -----------
Net deferred tax asset............................... $         -  $          -
                                                      ============ ============

Management has provided a full valuation allowance against deferred tax assets due to the uncertainty that the Company will realize these assets. The Company believes that, based upon a number of factors, the available objective evidence creates sufficient uncertainty regarding the realization of the deferred tax assets such that a full valuation allowance has been recorded. The Company will continue to assess the realization of the deferred tax assets based on actual and forecasted operating results. At

December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $260,800,000 which may be used to reduce future income tax liabilities, and expire ratably through 2020. Changes in the Company's ownership will subject the net operating loss carryforwards to limitations pursuant to Sections 382 of the Internal Revenue Code.

The income tax expense is different from that which would be obtained by applying the enacted statutory federal income tax rate to loss before income taxes. The items causing this difference are as follows:

                                             December 31,          March 31,
                                         2001           2000          2000
                                      ------------   -----------   ----------
Tax (benefit) at U.S. statutory rate $ (42,219,000)$ (24,550,000) $(20,231,000)
State income taxes,
  net of federal benefit............    (8,071,000)  (4,693,000)   (3,867,000)
Unbenefitted losses and other.......    50,290,000    29,243,000    24,098,000
                                     -------------- -------------  ------------
                                     $           - $           -  $          -
                                     =============  =============  ============


14. Quarterly Information (Unaudited)

A summary of operating results and net loss per share for the quarterly periods in the year ended December 31, 2001, the nine months ended December 31, 2000 (restated for SAB 101), and the fiscal year ended March 31, 2000 is set forth below:

                                                       Quarter Ended
                              -------------------------------------------------------------------
                               March 31      June 30    September 30   December 31     Total
                             -----------  ------------  ------------  ------------  ------------
Year ended December 31, 2001
Revenues................     $67,621,144  $ 74,512,308  $ 78,166,156  $ 79,138,873  $299,438,481
Cost of telecommunications
 revenues (excluding
 depreciation and
 amortization)..........      55,344,185    59,852,566    61,989,987    63,332,161   240,518,899
Net loss................     (28,948,653)  (27,613,754)  (30,226,603)  (37,383,922) (124,172,932)
Net loss per share -
 Basic and diluted......           (1.26)        (1.21)        (1.30)        (1.57)        (5.34)

                                     Quarter Ended
                     -----------------------------------------------------------
                      June 30, 2000   September 30,
                           as            2000       December 31,
                        restated      as restated      2000         Total
                       -------------  ------------  ------------  ------------
Nine months ended
 December 31, 2000
Total revenues........    $51,052,832  $56,993,993   $62,305,870  $170,352,695
Cost of
 telecommunications
 revenues (excluding
 depreciation and
 amortization)             39,178,593   44,386,041    49,631,465   133,196,099
Loss before
 cumulative effect....    (18,176,697) (21,901,440)  (29,247,993)  (69,326,130)
Net loss..............    (21,055,646) (21,901,440)  (29,247,993)  (72,205,079)
Loss per common share
 -before cumulative
 effect...............          (0.79)       (1.01)        (1.28)        (3.08)
Net loss per
 common share.........          (0.90)       (1.01)        (1.28)        (3.19)
                                                       Quarter Ended
                              -------------------------------------------------------------------
                                June 30    September 30  December 31     March 31       Total
                             -----------  ------------  ------------  ------------  ------------
Year ended March 31, 2000
Total revenues..........     $31,046,851  $ 35,109,155  $ 40,369,021  $ 46,575,907  $153,100,934
Cost of telecommunications
 revenues (excluding
 depreciation and
 amortization)                26,089,184    27,398,259     30,409,039   35,689,066   119,585,548
Loss before extra-
 ordinary item..........     (15,118,813)  (12,293,504)  (14,216,531)  (15,444,239)  (57,073,087)
Net loss................     (15,118,813)  (12,293,504)  (14,216,531)  (17,874,695)  (59,503,543)
Loss per common share
 before extraordinary item          (.99)         (.61)         (.67)         (.69)        (2.89)
Net loss per share -
 Basic and diluted......            (.99)         (.61)         (.67)         (.80)        (3.01)


SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

CTC COMMUNICATIONS GROUP, INC.


                            Col. A     Col. B     Col. C      Col. D        Col. E
                         ---------- ---------- ----------   ----------    ----------
                                      Additions
                         Balance at   Charged to  Charged to               Balance at
                         Beginning    Costs and     Other                    End of
      Description        of Period     Expenses    Accounts  Deductions(a)   Period
      -----------        ----------   ----------  ---------- ------------- ----------
Year ended
 December 31, 2001:
  Allowance for doubtful
   accounts............. $4,501,672   $4,123,921        -    $1,709,995    $6,915,598

Nine months ended
 December 31, 2000:
  Allowance for doubtful
   accounts............. $2,000,000   $2,950,521        -    $  448,849    $4,501,672

Year ended March 31,
 2000:
  Allowance for doubtful
   accounts............. $1,717,000   $1,528,564        -    $1,245,564    $2,000,000

---------
(a) Bad debts written off, net of collections.
</FN

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.