Form 10-Q
period 2002-03-31
CTC COMMUNICATIONS GROUP INC
filed 2002-05-15
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended March 31, 2002

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

As of May 10, 2002, 27,206,681 shares of Common Stock were outstanding.

                         CTC COMMUNICATIONS GROUP, INC.
                                FORM 10-Q
                                  INDEX

Part I                  FINANCIAL STATEMENTS                            PAGE NO.

            Item 1.     Financial Statements

                        Condensed Consolidated Unaudited Balance Sheets
                        as of March 31, 2002 and December 31, 2001           3

                        Condensed Consolidated Unaudited Statements of
                        Operations for the Three Months Ended
March 31, 2002 and 2001                              4

                        Condensed Consolidated Unaudited Statements of
Cash Flows for the Three Months Ended
March 31, 2002 and 2001                              5

                        Notes to Condensed Consolidated Unaudited
                        Financial Statements                              6-10

            Item 2.     Management's Discussion and Analysis of
                        Financial Condition and Results of Operations    11-17

            Item 3.     Quantitative and Qualitative
                        Disclosures About Market Risk                    18-19

Part II                 OTHER INFORMATION

            Item 1.     Legal Proceedings                               Inapplicable

            Item 2.     Changes in Securities                               19

            Item 3.     Default Upon Senior Securities                  Inapplicable

            Item 4.     Submission of Matters to a
                        Vote of Security Holders                        Inapplicable

            Item 5.     Other Information                               Inapplicable

            Item 6.     Exhibits and Reports on Form 8-K                    19


CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED BALANCE SHEETS

                                                                 March 31,     December 31,
                                                                   2002            2001
                                                               -----------     ------------
    ASSETS
    Current assets:
     Cash and cash equivalents                                 $49,578,554     $66,289,140
     Restricted cash                                               375,000         550,000
     Accounts receivable, net                                   45,113,664      47,059,065
     Prepaid expenses and other current assets                   6,582,426       4,762,692
                                                              -------------   --------------
     Total current assets                                      101,649,644     118,660,897

    Property and equipment:
     Property and equipment                                    380,286,130     366,087,446
     Accumulated depreciation and amortization                (159,762,149)   (135,762,149)
                                                              -------------   --------------
     Total property and equipment, net                         220,523,981     230,325,297

    Deferred financing costs and other assets                   13,990,081      11,502,131
    Restricted cash                                              7,125,000       6,950,000
                                                              -------------   ---------------
     Total assets                                             $343,288,706    $367,438,325
                                                              =============== ===============

    LIABILITIES AND STOCKHOLDERS' DEFICIT
    Current liabilities:
     Accounts payable and accrued expenses                     $69,431,845     $58,298,679
     Accrued salaries and related taxes                          3,286,033       2,995,383
     Current portion of obligations under capital leases        26,481,444      33,036,325
     Current portion of notes payables                           2,998,013       3,354,399
                                                              -------------    -------------
     Total current liabilities                                 102,197,335      97,684,786

    Long term debt:
     Obligations under capital leases, net of current portion   61,388,676      60,324,538
     Notes payable, net of current portion                     225,000,000     225,000,000
     Other                                                         871,096       2,665,710
                                                              -------------    -------------
     Total long term debt                                      287,259,772     287,990,248

    Commitments and contingencies
    Series B redeemable convertible preferred stock, par
      Value $1.00 per share; authorized 10,000,000 shares,
      200,000 shares issued and outstanding at March 31,
      2002 and December 31, 2001, respectively
      (liquidation preference $255,546,343 at March 31,2002)   228,036,354     222,812,360

    Stockholders' deficit:
     Common stock, par value $.01 per share: authorized
      100,000,000 shares, 27,206,681 and 27,103,730 shares
      issued and outstanding at March 31, 2002 and December 31,
      2001, respectively                                           272,067         271,037
     Additional paid-in capital                                 97,278,264      95,528,040
     Other accumulated comprehensive loss                       (1,381,640)     (2,886,424)
     Retained deficit                                         (370,373,446)   (333,961,722)
                                                              -------------   --------------
     Total stockholders' deficit                              (274,204,755)   (241,049,069)
                                                              -------------   --------------
     Total liabilities and stockholders' deficit              $343,288,706    $367,438,325
                                                             ==============   ===============

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS

                                                                 Three Months Ended
                                                     -------------------------------------

                                                    March 31, 2002          March 31, 2001

                                                   ------------------     -------------------
   >
Telecommunications revenues	                              $83,084,944         $67,621,144

Operating costs and expenses:
  Cost of telecommunications revenues
    (excluding depreciation and amortization)	             63,410,727          55,344,185
  Selling, general and administrative expenses            20,597,167          21,199,766
  Depreciation and amortization                           24,042,371          16,634,236
                                                     ----------------      ---------------
    Total operating costs and expenses                   108,050,265          93,178,187
                                                     ---------------       ---------------
Loss from operations                                     (24,965,321)        (25,557,043)

Other income (expense), net:
  Interest income                                            381,433             861,349
  Interest expense                                        (6,603,842)         (4,252,959)
                                                     ----------------      ----------------
    Total other expense, net                              (6,222,409)         (3,391,610)

                                                     ----------------      ----------------
Net loss                                                $(31,187,730)       $(28,948,653)
                                                     ================      ================

Net loss available to common stockholders               $(36,411,724)       $(33,703,262)
                                                     ================      ================

Net loss per common share:
  Basic and Diluted                                           $(1.34)             $(1.26)
                                                     ================      ================
Weighted average number of common shares:
  Basic and Diluted                                       27,187,334          26,660,889
                                                     ================      ================

The accompanying notes are an integral part of these condensed consolidated financial statements.

CTC COMMUNICATIONS GROUP, INC.
CONDENSED CONSOLIDATED UNAUDITED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended March 31,
                                                     -----------------------------------
                                                             2002              2001
                                                     -----------------     -------------
OPERATING ACTIVITIES:
  Net loss                                               $(31,187,730)    $(28,948,653)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
    Depreciation and amortization                          24,042,372       16,634,236
    Stock compensation expense                                      -           26,910
    Non-cash interest related to warrants                     102,695          476,172

  Changes in operating assets and liabilities:
    Accounts receivable                                     1,945,401        5,170,768
    Prepaid expenses and other current assets              (1,374,491)        (410,426)
    Deferred financing costs and other assets              (1,420,811)        (485,330)
    Accounts payable and accrued expenses                  11,133,166       (7,717,674)
    Accrued salaries and related taxes                        290,650          982,637
                                                         -------------     -------------
      Net cash provided by (used in) operating activities   3,531,252      (14,271,360)

INVESTING ACTIVITY:
  Additions to property and equipment                     (11,875,396)     (20,187,067)
  Notes receivable from stockholders                         (545,243)               -
  Repayments of notes receivable from stockholders            100,000        5,414,676
                                                          -------------     ------------
      Net cash used in investing activities               (12,320,639)     (14,772,391)

FINANCING ACIVITIES:
  Proceeds from the issuance of common stock                  249,217          667,126
  Repayment of notes payable                                 (356,385)        (476,567)
  Repayments under capital lease obligations               (7,814,031)      (4,098,976)
                                                         -------------     -------------
      Net cash used in financing activities                (7,921,199)      (3,908,417)

Decrease in cash and cash equivalents                     (16,710,586)     (32,952,168)
Cash and cash equivalents at beginning of year             66,289,140       80,029,442
                                                         -------------     -------------
Cash and cash equivalents at end of period                $49,578,554      $47,077,274
                                                         =============     =============
NONCASH INVESTING AND FINANCING ACTIVITIES:
  Network and related equipment acquired under
    capital leases                                         $2,323,288       $4,757,656
  Network and related equipment acquired under
    notes payable                                                   -         $238,263
  Accretion of preferred stock                             $5,223,994       $4,754,609
  Issuance of warrants                                     $1,487,997      $         -

The accompanying notes are an integral part of these condensed consolidated financial statements.

                       CTC COMMUNICATIONS GROUP, INC.
    NOTES TO CONDENSED CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1:  BASIS OF PRESENTATION

   The accompanying condensed consolidated unaudited financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management all adjustments (consisting of normal recurring accruals) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

   Telecommunication revenues primarily relate to customer usage of services and recurring monthly fees to customers for certain other services.
Revenues related to usage are recognized as usage accrues. Revenues related to recurring monthly fees are deferred and recognized in the period in which the service is available to the customer.


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

Cash Flow Hedging Strategy

   As required by the Company's credit facility with TD Securities (US) Inc. (the Senior Facility), the Company maintains an interest rate collar and an interest rate swap. These instruments hedge the variable rate of interest due on the Senior Facility. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%.
The interest rate swap effectively caps $17 million of the Senior Facility borrowings at 10.75%. In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of borrowings, respectively.

   During the three months ended March 31,2002 and 2001, the Company recorded a gain of $1,504,784 and a loss of $783,837 respectively in other comprehensive income (loss) for the change in fair value of the collar and swap. Furthermore, during these periods, the Company reclassified out of other comprehensive income (loss) to interest expense a gain of $293,092 and a loss of $54,157 respectively related to the ineffective portion of the collar and the swap and a loss of $3,262 and $172,491 respectively related to the collar and the swap excluded from the assessment of hedge effectiveness.

   For the period from January 1,2002 to December 31,2002, the Company expects to reclassify approximately $1,690,000 of losses on the collar and the swap from accumulated other comprehensive income (loss) to interest expense due to the payment of variable interest associated with the Senior Facility.


NOTE 3: FINANCING ARRANGEMENTS

  In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("Senior Facility") to fund our base plan for expansion of our branch sales offices and our PowerPath(R) Network. The proceeds were used to retire the $43 million balance of a $75 million existing credit facility and to repay in full a $25 million vendor financing facility. The Senior Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan.

  In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. As of March 31, 2002, the Company is in compliance with all amended covenants. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock if warrants to purchase common stock are issued in conjunction with the Company's Vendor Finance Facility, as discussed in the following paragraph. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility. As of March 31, 2002, the full $225 million of the Senior Facility has been utilized. Reference is made to Exhibit 10.27 filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001 for a complete description of the amended Senior Facility.

  In March 2002, we entered into an agreement with a vendor("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36 month leases beginning in February 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended Senior Facility with an additional covenant relating to minimum unrestricted cash balance.

  Prior to each tranche period, we must elect to utilize the financing tranche for that period or decline it and the remaining tranches. If we elect to use a tranche, we will issue warrants before the beginning of the tranche period equal to 2% of our outstanding common stock for the first $10 million, 1% of the then outstanding common stock for each of tranches two and three, and 2.5% of the then outstanding common stock for the fourth tranche. The number of shares of common stock outstanding for the first tranche was determined as of January 1, 2002. The second through fourth tranches are determined as of the first day of the month immediately preceding the first day of the tranche period. The initial warrants will be issued at an exercise price of $4.10. Subsequent warrants, if issued, would be priced at the average of our stock price for the period from the 10th to the 14th trading days of the month during which such warrants are issued.

  On February 27,2002, the company elected to fully utilize the first $10 million tranche of the Vendor Financing Facility, resulting in the issuance of 542,075 warrants to the vendor and 271,038 warrants to the bank syndicate, at an exercise price of $4.10. At the date of issuance, these warrants were valued at approximately $1,488,000 and will be recorded as interest expense over the remaining term of the facility.

  On May 1, 2002, the Company elected to fully utilize the second $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.408.

  The aforementioned warrants are subject to ant-dilution adjustments for certain events.

NOTE 4: SERIES B PREFFERED STOCK

  The conversion ratio for the Series B Preferred Stock is subject to ant-dilution adjustments for certain events. As a result of the warrants issued associated with the first tranche of the Vendor Financing Facility, the conversion ratio associated with the series B Preferred Stock converts into an additional 50,000 shares of common stock. The fair value associated with these additional shares, $2,500,000 (as determined at the commitment date), will be accreted as additional dividends to preferred stock from the date of issuance of the warrants to the redemption date of the Series B Preferred Stock.
                                      8

NOTE 5: NET LOSS PER COMMON SHARE

  The following tables set forth the computation of basic and diluted net loss per share:

                                              Three Months Ended
                                                   March 31,
                                          ----------------------------
                                              2002            2001

                                          ----------------------------

Numerator:
Net loss                                  $(31,187,730)  $(28,948,653)
Less preferred stock dividends and
  Accretion to redemption value of
  preferred stock                           (5,223,994)    (4,754,609)
Equals: numerator for basic and diluted   ----------------------------
 net loss per share                       $(36,411,724)  $(33,703,262)
                                          ============================

Denominator for basic and diluted net
  loss per share-weighted-average shares    27,187,334     26,660,889
                                          ============================
Basic and diluted loss per common share-
   before extraordinary item                    $(1.34)        $(1.26)
                                          ============================

NOTE 6: RELATED PARTY TRANSACTIONS

   As of December 31,2001, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $1,217,281 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. In February 2002, the Company advanced $545,243 to two executives that have been secured fully by promissory notes bearing interest at 10.75%. During the quarter ended March 31, 2002, $100,000 was repaid. In April and May 2002, an additional $190,064 was repaid. At March 31, 2002 $1,709,267 of these loans remains outstanding.


NOTE 7: RECENT ACCOUNTING PRONOUNCEMENTS

	In July, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, 2001 the intangibles will be amortized during this transition period until adoption of FAS 142. The adoption of FAS 141 and FAS 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued
Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of FAS 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.



NOTE 8: COMPREHENSIVE LOSS

  The Company reports comprehensive income (loss) as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders' equity, be included in other comprehensive income (loss). For the three months ended March 31, 2002 and 2001, comprehensive income (loss) was $(29,972,776) and $(30,222,346)
respectively as follows:


                                            Three Months Ended March 31,
                                                2002            2001
                                           ------------------------------
Comprehensive loss:
   Net loss                                 $(31,187,730)   $(28,948,653)
   Cumulative effect of change in
      accounting principle                             -        (716,504)
   (Additions) subtractions to other
comprehensive loss for changes
in fair value of cash flow hedges           $  1,504,784        (783,837)
   Reclassification from other
      comprehensive loss to interest
      expense for ineffective portion and
      time value of cash flow hedges            (289,830)        226,648
                                            -----------------------------
   Comprehensive loss                       $(29,972,776)   $(30,222,346)
                                            =============================

Part I
Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this Report.

OVERVIEW

We are a rapidly growing single-source provider of voice, data and Internet communications services, or integrated communications provider, with 17 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 153 account executives supported by 193 network coordinators as of March 31, 2002. Our sales force is located close to our customers in 25 sales branches primarily in the Northeast and Mid-Atlantic states.

We are currently operating our own state-of-the-art network facilities to carry telecommunications traffic. Our PowerPath(R) Network uses packet-switching, a technology that transmits data in discrete packages. It uses Internet protocol (IP), which is a method that allows computers with different architectures and operating systems to communicate over the Internet, and asynchronous transfer mode, or ATM, architecture, which permits the network to transmit multiple types of media, such as voice, data and video with various levels of Quality of Service, or QOS. The first phase of our network, which became operational for full production mode in January 2000, included 22 Cisco Systems, or Cisco, advanced data switches and two network operations centers. Presently, we are interconnecting our facilities with a combination of our owned fiber facilities and leased transmission capacity over fiber optic cable strands from Level 3 Communications and NorthEast Optic Network. The remaining leased transmission services will gradually be replaced by our fiber links, which we own following our investment in fiber strands through Williams Communications and other regional and metro fiber carriers. We have selected Cisco to provide the Wavelength Digital Multiplexing (WDM) and SONET technology to activate or light up the fiber and complete a highly competitive, scalable and secure fiber transport infrastructure. Cisco has reviewed and certified our network design and has designated our network as a Cisco Powered Network.

In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. As of March 31, 2002 we were servicing more than 6,000 customer locations with PowerPath(R) access across the Northeast and Mid-Atlantic states. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia Technologies. The softswitch technology integrated with our PowerPath(R) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network.

We became an integrated communications provider, or ICP, in January 1998.
 Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of March 31, 2002, after only 51 months as an integrated communications provider, we were serving over 15,000 customers and had 607,000 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our Customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

	We offer the following services:

Local Telephone Services.   We offer connections between our customers'
telecommunications equipment and the local telephone network which we lease from incumbent phone companies in most instances. For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for voice interconnectivity between separate facilities. We are now actively engaged in activating local dial tone services using the Company's PowerPath(R) Network through the use of softswitch technology developed by Telcordia Technologies. We will continue to rollout local dial tone services market by market throughout 2002 as an addition to our existing converged product portfolio. We also offer local telephone services through resale of the incumbent local exchange carrier (ILEC) service.

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

Internet Services. We have built an extensive IP network infrastructure for our PowerPath(R) Network. We became registered as an official Internet Service Provider, or ISP, in 2000, which enabled us to deliver Internet access to our customers as part of our PowerPath(R) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services. We provide the necessary configuration support and other network support services on a 24-hour,7-day a week basis. We offer Internet access from 56k to 45mbps to our business customers.

Hosting Services.   We provide web hosting services via our Springfield,
Massachusetts Data Center opened in early 2001 and through our Advanced Technology Center (ATC) in Waltham, Massachusetts opened in September 2001.
 The ATC is a 50,000 square foot state of the art data center that houses our Eastern Massachusetts Super Node for the PowerPath(R) Network and an Internet/WAN Collocation Center. We currently offer customers hosting solutions that include shared and dedicated web hosting and web site design services, Internet/WAN collocation services and data center storage networking services.

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

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 2002 AS COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2001.

Total revenues for the quarter ended March 31, 2002 ("2002 Quarter") were $83,085,000, as compared to $67,621,000 for the quarter ended March 31, 2001 ("2001 Quarter"), or an increase of 23%. The 2002 Quarter revenues also represented an increase of 5% over the revenues of $79,139,000 for the quarter ended December 31, 2001. We have added approximately 112,200 access lines since the quarter ending March 31, 2001 resulting in the increase in revenue due to the addition of ALE's for both new and existing customer relationships.

One basis for measurement of an ICP's progress is the growth in ALEs. During the 2002 Quarter, we provisioned 18,000 net ALEs, bringing the total lines in service to 607,000. Net lines provisioned through the 2002 Quarter represented a 3% sequential increase over net lines provisioned through the quarter ended December 31, 2001. Data ALEs represent more than 27% of total ALEs as of March 31, 2002.

Costs of telecommunications revenues, excluding depreciation, for the 2002 Quarter were $63,411,000, as compared to $55,344,000 for the 2001 Quarter. As a percentage of telecommunications revenues, cost of telecommunications revenues was 76% for the 2002 Quarter, as compared to 82% for the 2001 Quarter. The decrease in the percentage of the cost of the telecommunications revenues primarily reflects the migration of new and existing customers onto our PowerPath(R)Network and the increased use of our own lower cost fiber facilities.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to salesforce personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2002 Quarter, selling, general and administrative expenses (SG&A) decreased 2.8% to $20,597,000 from $21,200,000 for the 2001 Quarter; and increased from $20,347,000 in the quarter ended December 31, 2001. The decrease in SG&A from the 2001 Quarter is due to the decision to limit our expansion and leverage our current branch infrastructure. The increase from the December 31,2001 quarter represents slightly higher payroll and payroll related expenses. For the 2002 Quarter, SG&A expenses were 24.8% of total revenue for the quarter as compared to 31.4% of total revenue for the 2001 quarter. As of March 31, 2002, we employed 700 people including 153 account executives and 193 network coordinators in branch locations throughout the Northeast and Mid-Atlantic states as compared to 693 employees at March 31, 2001.

Depreciation and amortization expense increased to $24,042,000 in the 2002 Quarter from $16,634,000 for the 2001 Quarter. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 2-5 years, reflecting the risk of rapid technological change.


Other expense, net, increased by 84% to $6,222,000 for the 2002 Quarter from the 2001 Quarter. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements and funding our operating losses. The increase is further effected by a decrease in interest income due to lower invested cash balances throughout the quarter.

As a result of the above factors, the net losses totaled to $31,188,000 for the 2002 Quarter.

Liquidity and Capital Resources

Working capital at March 31, 2002 was ($548,000) compared to $20,976,000, at December 31, 2001, a decrease of $21,524,000 million, which was used to fund our operating losses and capital expenditures including capital lease payments. Cash balances at March 31, 2002 and December 31,2001 totaled $49,579,000 and $66,289,000, respectively. The Company has entered into an equipment lease financing arrangement that restricts $7.5 million of cash as security for this arrangement.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of March 31, 2002, the aggregate amount borrowed under these agreements was approximately $143.4 million with an outstanding balance of approximately $91.0 million.

In May 2000, the Company increased its working capital from the net proceeds realized from a $200 million preferred stock financing with Bain Capital Inc. ($75 million), Thomas H. Lee Partners, L.P. ($75 million) and CSFB Private Equity ($50 million). The investment consists of 8.25% Series B redeemable convertible preferred stock which converts into our common stock at $50 per share at any time of the option holder. The Company may require conversion of the preferred shares if the common stock of the Company reaches certain levels. The Company may elect to redeem the preferred shares on the fifth anniversary of the closing and all outstanding shares of preferred stock must be redeemed or converted by May 2010. The net proceeds from the sale of the Series B redeemable preferred stock are being used to fund strategic marketing and technology initiatives of our business plan which include the purchase of dark fiber and optronics, PowerPath(R) Network expansion and new PowerPath(R) Network product and applications development.

In March 2000, TD Securities (U.S.) Inc. underwrote a $225 million senior secured credit facility ("Senior Facility") to fund our base plan for expansion of our branch sales offices and our PowerPath(R) Network. The proceeds were used to retire the $43 million balance of a $75 million existing credit facility and to repay in full a $25 million vendor financing facility. The Senior Facility includes a $50 million senior secured 7-1/2 year revolving credit facility, a $100 million senior secured 7-1/2 year delayed draw term loan and a $75 million senior secured 8 year term loan.

In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. As of March 31, 2002, the Company is in compliance with all the amended covenants. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock if warrants to purchase common stock are issued in conjunction with the Company's Vendor Finance Facility, as discussed in the following paragraph. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility. As of March 31, 2002, the full $225 million of the Senior Facility has been utilized.

In March 2002, we entered into an agreement with a vendor ("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36 month leases beginning in February 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended Senior Facility with an additional covenant relating to minimum unrestricted cash balance.

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

On February 27,2002, the company elected to fully utilize the first $10 million tranche of the Vendor Financing Facility, resulting in the issuance of 542,075 warrants to the vendor and 271,038 warrants to the bank syndicate, at an exercise price of $4.10. At the date of issuance, these warrants were valued at approximately $1,488,000 and will be recorded as interest expense over the remaining term of the facility.

On May 1, 2002, the Company elected to fully utilize the second $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.408.
                                      15

The aforementioned warrants are subject to ant-dilution adjustments for certain events.

The conversion ratio for the Series B Preferred Stock is subject to ant-dilution adjustments for certain events. As a result of the warrants issued associated with the first tranche of the Vendor Financing Facility, the conversion ratio associated with the series B Preferred Stock converts into an additional 50,000 shares of common stock. The fair value associated with these additional shares, $2,500,000 (as determined at the commitment date), will be accreted as additional dividends to preferred stock from the date of issuance of the warrants to the redemption date of the Series B Preferred Stock.


We will continue to use the balance of the proceeds realized from the Senior Facility and the Series B redeemable convertible preferred stock financing for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region and our expansion into new markets throughout the Northeast and Mid-Atlantic states. Until utilized, the net proceeds from the Senior Facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities.

We believe that proceeds available from the Series B redeemable convertible preferred stock financing and the Senior Facility, cash on hand and the amounts expected to be available under our bank and lease financing arrangements will be sufficient to fund our planned capital expenditures, working capital and operating losses for at least the next 12 months. We also believe that the above noted sources fully fund our business plan. We cannot assure you that if we require funds in addition to the funds made available through the Senior Facility and the preferred stock financing, such financing will be available, or if available, on terms acceptable to us when needed. If we are unable to obtain such financing when needed, we may postpone or abandon our development and expansion plans which could have a material adverse effect on our business, results of operations and financial condition. The actual timing and amount of our capital requirements may be materially affected by various factors, including the timing and actual cost of the network, the timing and cost of our expansion into new markets, the extent of competition and pricing of telecommunications services by others in our markets, the demand by customers for our services, technological change and potential acquisitions.

The Company's covenants under its Senior Facility and Vendor Financing Facility contemplate improvements in the Company's operating results in fiscal 2002 over 2001. Among other things, these covenants require significant improvement in Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA), as defined in the Senior Facility and the Vendor Financing Facility. The Company's ability to remain in compliance with the covenants is dependent upon the Company's continued execution of its business plan which consists of the following primary initiatives; continued migration of existing offnet customers onto the Company's network, improving margins by reducing network costs of goods sold (primarily by replacing leased network facilities with owned and operated fiber facilities), controlling selling, general and administrative expenses and continued revenue growth by adding new customers and selling new services. In the event that conditions arise that do not allow the Company to meet all of the primary initiatives of its business plan, management expects to take all necessary actions to remain in compliance with its required covenants which may include the reduction of certain operating expenses, migration of customers onto the Company's network and elimination of certain discretionary expenses. Management believes that if necessary, these actions could be implemented to meet its covenants, including its EBITDA covenant.


Recent Accounting Pronouncements

In July, 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations" (FAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (FAS 142). FAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that were initiated prior to July 1, 2001. FAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of Statement 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001. Under FAS 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The amortization provisions of Statement 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, companies are required to adopt FAS 142 in their fiscal year beginning after December 15, 2001. For the intangible assets acquired on or before June 30, 2001 the intangibles will be amortized during this transition period until adoption of FAS 142. The adoption FAS 141 and FAS 142 on January 1, 2002 did not have a material impact on our financial position or results of operations.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (FAS 144), which addresses the financial accounting and reporting for the impairment of long-lived assets. This statement supercedes Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" and the accounting and reporting provisions for the disposal of a segment of a business of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." The provisions of this statement are effective for the financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early adoption permitted. The adoption of FAS 144 on January 1, 2002 did not have a material impact on our financial position or results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to financial risk, including changes in interest rates, relates primarily to outstanding debt obligations. We utilize our senior secured credit facility to fund a substantial portion of our capital requirements. This facility bears interest at a variable interest rate, which is subject to market changes. Our earnings are affected by changes in short-term interest rates as a result of our borrowings under the Senior Facility. The Senior Facility interest payments are determined by the outstanding indebtedness and the LIBOR rate at the beginning of the period in which interest is computed. As required under the Senior Facility, we utilize interest rate swap and collar agreements to hedge variable rate interest risk on 50% of the Senior Facility. All of our derivative financial instrument transactions are entered into for non-trading purposes.

Notional amounts outstanding at March 31, 2002 subject to the interest rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our Senior Facility borrowings between 12.25% and 9.67%.

Notional amount outstanding at March 31, 2002 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our Senior Facility borrowings at 10.75%.

In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of borrowings, respectively.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at March 31, 2002. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 2002. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 2002, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $335,000 for the quarter ended March 31, 2002. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $16,000 for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at March 31, 2002. We compared the market values resulting from these computations with the market values of these financial instruments at March 31, 2002. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at March 31, 2002, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $481,000 for the quarter ended March 31, 2001. A 10% decrease in dividend rates would result in reduced dividends of approximately $481,000 for the same period.


Part II
Item 2. Changes in Securities
(c) On February 27,2002, we issued 542,075 five-year warrants to purchase our common stock with an exercise price of $4.10 per share to Cisco Systems Capital Corp. ("Cisco") in connection with the Company's election to utilize the first tranche of $10 million of the Vendor Finance Facility provided by Cisco. On February 27,2002, we also issued 271,038 five-year warrants with an exercise price of $4.10 per share to Toronto Dominion (Texas) Inc. in connection with the Company's election to utilize the first tranche of $10 million of the Cisco Vendor Finance Facility.

Reference is made to the disclosure set forth in the "Liquidity and Capital Resources" section of Part I, Item 2 (Management's Discussion and Analysis of Financial Condition And Results Of Operations) as part of this Quarterly Report on Form 10-Q, Exhibit 10.1 filed herein and Exhibit 10.27 filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001 for a complete description of the transactions described above.

All of the warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 6 - Exhibits and Reports on Form 8-K
(a) The following exhibits are included herein:

10.1 Amended and Restated Master Agreement to Lease Equipment entered into as of February 27, 2002 by and between Cisco Systems Capital Corp.
     and CTC Communications Corp.**
10.2 Warrant dated February 27, 2002 issued to Toronto Dominion (Texas) Inc.
    10.3 Warrant dated February 27, 2002 issued to Cisco Systems Capital Corp.
    99   Risk Factors
** PORTIONS OF THIS EXHIBIT HAVE BEEN OMITTED PURSUANT TO A REQUEST FOR CONFIDENTIAL TREATMENT. OMITTED PORTIONS ARE FILED SEPARATELY WITH THE SECURITIES AND EXCHANGE COMMISSION

(b) Reports on Form 8-K

	We filed the following reports on Form 8-K during the quarter ended March 31, 2002.

	Date		Items Reported
    -------        ----------------------------------------------------------
3/18/02			Announcement of the deployment of our Fiber Network
and Local Dial Tone Services into Rhode Island

3/25/02			Announcement that we have entered into a multi-year
agreement with Cape Cod Bank and Trust to provide converged voice, data and Internet services to over 30 bank locations throughout southeastern Massachusetts.

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       CTC COMMUNICATIONS GROUP, INC.

Date:  May 15, 2002                /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  May 15, 2002                 /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer