Form 10-Q
period 2002-06-30
CTC COMMUNICATIONS GROUP INC
filed 2002-08-14
CIK 1092319

SECURITIES AND EXCHANGE COMMISSION
            Washington, DC 20549

                 FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
   OF THE SECURITIES AND EXCHANGE ACT OF 1934

For Quarter ended June 30, 2002

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

As of August 14, 2002, 27,367,767 shares of Common Stock, $.01 par value, were outstanding.




                                 INDEX                                   PAGE
                                                                        NUMBER
PART I.                 FINANCIAL INFORMATION:

Item 1. Financial Statements

        Unaudited Condensed Consolidated Balance Sheets as of
        June 30, 2002 and December 31, 2001                                  3

        Unaudited Condensed Consolidated Statements of Operations
        for the Three and Six Months Ended June 30, 2002 and 2001            4

        Unaudited Condensed Consolidated Statements of Cash Flows
        for the Six Months Ended June 30, 2002 and 2001                      5

        Notes to Unaudited Condensed Consolidated Financial Statements    6-12

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                        13-22

Item 3. Quantitative and Qualitative Disclosures About Market Risk       22-23

PART II.                 OTHER INFORMATION:

Item 1. Legal Proceedings                                         Inapplicable

Item 2. Changes in Securities                                               24

Item 3. Default Upon Senior Securities                            Inapplicable

Item 4. Submission of Matters to a vote of Security Holders                 24

Item 5. Other Information                                                24-25

Item 6. Exhibits & Reports on Form 8-K                                      25



                           CTC COMMUNICATIONS GROUP, INC.
                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

                                                        June 30,          December 31,
                                                         2002                2001
                                                    -----------          ------------
ASSETS
Current assets:
   Cash and cash equivalents                          $27,000,035          $66,289,140
   Restricted cash - current                            1,850,000              550,000
   Accounts receivable, net                            47,780,669           47,059,065
   Prepaid expenses and other current assets            6,551,823            4,762,692
                                                      -----------          ------------
        Total current assets                           83,182,527          118,660,897

Property and equipment:
   Property and equipment                             410,337,482          366,087,446
   Accumulated depreciation and amortization         (184,164,719)        (135,762,149)
                                                     -------------        -------------
        Total property and equipment, net             226,172,763          230,325,297

   Restricted cash - noncurrent                         5,650,000            6,950,000
   Deferred financing costs and other assets           14,323,048           11,502,131
                                                     -------------        -------------
            Total assets                             $329,328,338         $367,438,325
                                                    =============         =============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Accounts payable and accrued expenses              $75,816,144          $58,298,679
   Accrued salaries and related taxes                   3,513,798            2,995,383
   Current portion of obligations
     under capital leases (See Note 1 and 3)           67,963,180           33,036,325
   Current portion of notes payable
     (See Note 1 and 3)                               227,623,305            3,354,399
                                                     -------------        -------------
        Total current liabilities                     374,916,427           97,684,786

Long term liabilities:
   Obligations under capital leases,
     net of current portion                            30,170,340           60,324,538
   Notes payable, net of current portion                       --          225,000,000
   Other                                                2,383,706            2,665,710
                                                     -------------        -------------
        Total long term liabilities                    32,554,046          287,990,248

Commitments and contingencies
Series B redeemable convertible preferred
  stock, par value $1.00 per share:
  authorized 10,000,000 shares, 200,000 shares
  issued and outstanding at June 30, 2002 and
  December 31, 2001, respectively (liquidation
  preference $256,531,611 at June 30, 2002)           233,476,331          222,812,360

Stockholders' deficit:
  Common stock, par value $0.01 per share;
    authorized, 100,000,000 shares, 27,206,681
    and 27,103,730 shares issued and outstanding
    at June 30, 2002 and December 31, 2001,
    respectively                                          272,067              271,037
  Additional paid-in capital                           98,000,970           95,528,040
  Other accumulated comprehensive loss                 (2,788,153)          (2,886,424)
  Retained deficit                                   (407,103,350)        (333,961,722)
                                                     -------------        -------------
        Total stockholders' deficit                  (311,618,466)        (241,049,069)
                                                     -------------        -------------
            Total liabilities and
              stockholders' deficit                  $329,328,338         $367,438,325
                                                     =============        =============

The accompanying notes are an integral part of these condensed consolidated financial statements.




                                 CTC COMMUNICATIONS GROUP, INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                         For the three months ended    For the six months ended
                                              June 30,    June 30,       June 30,     June 30,
                                               2002        2001           2002         2001
                                         ---------------------------------------------------------
Telecommunications revenue               $81,912,855   $74,512,308    $164,997,799   $142,133,452

Operating costs and expenses:
 Cost of telecommunications revenues
  (excluding depreciation
   and amortization)                      60,572,300    59,852,566     123,983,027    115,196,751
 Selling, general and administrative
  expenses                                19,789,990    20,587,956      40,387,157     41,787,722
 Depreciation and amortization            24,444,941    17,094,524      48,487,312     33,728,760
                                        ----------------------------------------------------------
   Total operating costs and expenses    104,807,231    97,535,046     212,857,496    190,713,233
                                        ----------------------------------------------------------
   Loss from operations                 (22,894,376)  (23,022,738)    (47,859,697)   (48,579,781)

Other income (expense), net:
 Interest income                             351,330       541,979         732,763      1,403,328
 Interest expense                         (8,746,880)   (5,132,995)    (15,350,722)    (9,385,954)
                                        ----------------------------------------------------------
   Total other expense, net               (8,395,550)   (4,591,016)    (14,617,959)    (7,982,626)
                                        ----------------------------------------------------------
     Net loss                           ($31,289,926) ($27,613,754)   ($62,477,656)  ($56,562,407)
                                        ==========================================================
     Net loss available to
      common stockholders               ($36,729,903) ($32,457,901)   ($73,141,627)  ($66,161,163)
                                        ==========================================================
     Net loss per common share:
      Basic and Diluted                       ($1.35)       ($1.21)         ($2.69)        ($2.47)
                                        ==========================================================
Weighted average number of common
 shares used in computing net loss
 per common share:
   Basic and Diluted                      27,206,681    26,810,572      27,197,007     26,736,549
                                        ==========================================================

The accompanying notes are an integral part of these condensed consolidated financial statements.







                            CTC COMMUNICATIONS GROUP, INC.
                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                            For the six months ended
                                            June 30,        June 30,
                                              2002           2001
                                         ----------------------------
Cash flows from operating activities:
Net loss                                       ($62,477,656)   ($56,562,407)
Adjustments to reconcile net loss to
  net cash used by operating activities:
   Depreciation and amortization                 48,487,312      33,728,760
   Non-cash interest related to warrants            699,670         429,126
   Stock-based compensation                              --          26,910
Changes in operating assets and liabilities:
   Accounts receivable                             (793,483)      1,090,568
   Prepaid expenses and other current assets     (1,533,953)       (920,324)
   Deferred financing costs and other assets     (1,592,399)       (150,096)
   Accounts payable and accrued expenses         17,517,465      (7,894,238)
   Accrued salaries and related taxes               518,415         758,497
                                               -----------------------------
Net cash provided (used) by operating
   activities                                       825,371     (29,493,204)
                                               -----------------------------
Cash flows from investing activities:
   Additions to property and equipment          (27,815,186)    (40,249,319)
   Repayments of notes receivable
     from stockholders                              290,064       5,414,676
   Notes receivable from stockholders              (545,243)        (90,000)
                                               -----------------------------
Net cash used by investing activities           (28,070,365)    (34,924,643)
                                               -----------------------------
Cash flows from financing activities:
   Proceeds from the issuance of common stock       349,176       1,349,237
   Borrowings under notes payable                        --      25,000,000
   Repayment of notes payable                      (731,094)       (812,455)
   Repayment of capital lease obligations       (11,662,193)    (11,074,326)
                                               -----------------------------
Net cash provided (used) by financing
   activities                                   (12,044,111)     14,462,456
                                               -----------------------------
Decrease in cash                                (39,289,105)    (49,955,391)
Cash and cash equivalents, beginning of year     66,289,140      80,029,442
                                               -----------------------------
Cash and cash equivalents, end of period        $27,000,035     $30,074,051
                                               =============================
Noncash investing and financing activities:
   Network and related equipment
     under capital leases                       $16,434,850     $17,025,993
                                               =============================
   Accretion of preferred stock                 $10,663,971      $9,598,756
                                               =============================
   Issuance of warrants                          $2,214,417              --
                                               =============================


The accompanying notes are an integral part of these consolidated financial statements.







               CTC COMMUNICATIONS GROUP, INC.
 NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   LIQUIDITY, CAPITAL RESOURCES AND IMPAIRMENT CONSIDERATIONS

Financing Requirements
The current sector and economic environment in which the Company operates has adversely affected the Company's ability to attract new customers and expand services provided to existing customers. During the first half of 2002, the telecommunications industry experienced a series of negative events that has caused many potential customers to delay or reduce their purchases. Due to these factors, the Company's operating results have not met its previous estimates and, as a result, the Company will need to raise additional capital early in the fourth quarter of 2002. In addition, as a result of these factors, the Company currently believes it is probable it will not be in compliance with certain of the covenant requirements (described below) under its debt and vendor financing facilities during the next 12 months. If this occurs, the Company would be in default and the lenders under these facilities would have the right to demand immediate payment of amounts outstanding under these facilities. In addition, our vendor would no longer be required to advance us additional funds under the Vendor Financing Facility. The Company has retained a financial advisor, Miller Buckfire Lewis & Co., LLC, to assist in developing a plan to amend, restructure or refinance its existing financing facilities and to raise additional capital. There can be no assurance that additional financing will be available, or that the Company will be able to amend, restructure or refinance its financing facilities. In addition, any additional financing, if obtained, may result in substantial dilution to the Company's common stockholders. The inability of the Company to raise the needed additional capital would have a material adverse effect on the operations and business of the Company. If the Company is unable to raise additional funds and satisfactorily amend, restructure or refinance its financing facilities, the Company would need to curtail some or all of its operations and may need to seek protection under the Federal bankruptcy laws.

Reclassification of Debt
The Company's covenants under its debt and vendor financing facilities (see
Note 3) contemplate quarterly increases in the Company's operating results in fiscal 2002 compared with 2001. Among other things, these covenants, as amended, require significant increases in earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Senior Facility and the Vendor Financing Facility. The Company's ability to remain in compliance with the covenants is dependent upon the Company's ability to execute its business plan and improve its operating results. However, notwithstanding the Company' efforts to remain in compliance by, among other things, curtailing expenses, the Company currently believes it is probable it will not be in compliance with certain of the covenant requirements under its debt and vendor financing facilities during the next 12 months. If this occurs, the Company will be in default and the lenders would have the right to demand immediate payment of amounts outstanding under these facilities. Accordingly, obligations under the Company's debt and vendor financing agreements have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2002.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company has experienced recurring losses from continuing operations and has negative working capital, and, as discussed above, requires additional capital to sustain operations and believes it is probable it will not be in compliance with certain of the covenant requirements under its debt and vendor financing facilities during the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recoverability of Long-Lived Assets
If the Company is required to make changes to its business plan to meet the covenants under its debt and vendor financing facilities, or if present negative economic trends continue, the Company would be required to re-evaluate the recoverability of its long-lived assets. The recoverability of our long-lived assets may also be affected by the continued downward pressure on our stock price and the evaluation of our business plans during the capital raising process. Depending on the outcome of these evaluations, the Company could be required to record impairment charges in future periods (see Note 2).

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

Impairment of Long-Lived Assets
In accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS No. 121"), the Company reviews its long-lived assets, including property and equipment, and identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. To determine recoverability of its long-lived assets, the Company evaluates the probability that future discounted net cash flows will be less than the carrying amount of the assets. Impairment is measured at fair value.

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

Cash Flow Hedging Strategy
As required by the Company's credit facility with TD Securities (US) Inc. (the Senior Facility), the Company maintains an interest rate collar and an interest rate swap. These instruments hedge the variable rate of interest due on the Senior Facility. The interest rate collar effectively locks $33 million of the Senior Facility borrowings between 12.25% and 9.67%. The interest rate swap effectively caps $17 million of the Senior Facility borrowings at 10.75%. Both the collar and the swap mature on September 22, 2003. In December 2001 and January 2002, the Company entered into two interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of the Senior Facility borrowings, respectively. All of these instruments have been entered into for non-trading purposes.

During the three and six months ended June 30, 2002, the Company recorded a loss of $1,406,513 and a gain of $98,271, respectively, in other comprehensive (loss) for the change in fair value of the collar and swap. During the three and six months ended June 30, 2001, the Company recorded a loss of $44,297 and $828,134, respectively, in other comprehensive (loss) for the change in fair value of the collar and swap. Furthermore, during the three and six months ended June 30, 2002, the Company reclassified out of other comprehensive (loss) to interest expense a loss of ($143,626) and a gain of $149,466, respectively, related to the ineffective portion of the collar and the swap and a gain of $37,529 and $34,267 for the same periods related to the collar and the swap excluded from the assessment of hedge effectiveness. During the three and six months ended June 30, 2001, the Company reclassified out of other comprehensive (loss) to interest expense a gain of $1,215 and a loss of $52,942, respectively, related to the ineffective portion of the collar and the swap and gains of $295,357 and $122,866 for the same periods related to the collar and the swap excluded from the assessment of hedge effectiveness.

For the period from January 1, 2002 to December 31, 2002, the Company expects to reclassify approximately $495,000 of losses on the collar and the swap from accumulated other comprehensive (loss) to interest expense due to the payment of variable interest associated with the Senior Facility.

3.   FINANCING ARRANGEMENTS

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

In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants, including but not limited to minimum access lines installed and billable, minimum quarterly revenue and operating cash flow, and maximum capital expenditures and other investments. As of June 30, 2002, the Company is in compliance with all amended covenants. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock if warrants to purchase common stock are issued in conjunction with the Company's Vendor Finance Facility, as discussed in the following paragraph. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility. As of June 30, 2002, the full $225 million of the Senior Facility has been utilized. Reference is made to Exhibit 10.27 filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001 for a complete description of the amended Senior Facility.

We have various covenants in our debt and vendor financing facilities. Key financial covenants at June 30, 2002 and for the remainder of this fiscal year include:

                                                Quarter Ended
                                    June 2002   September 2002   December 2002
                                   ------------ --------------  --------------
Minimum ALEs installed and billed       535,000       555,000           N/A
Minimum Revenue                     $78,000,000   $84,000,000           N/A
Minimum Consolidated EBITDA          $1,500,000    $8,000,000           N/A
Maximum Total Leverage Ratio             N/A          10.50:1        6.50:1
Minimum Interest Coverage Ratio          N/A           1.00:1        1.50:1
Minimum Unrestricted Cash Balance   $25,900,000   $13,100,000   $13,100,000

The Company reported positive EBITDA of $1,550,565 and $627,615 for the 2002 Quarter and 2002 Six Months, respectively. For the quarter ended June 30, 2002, we were in compliance with our covenants.

In March 2002, we entered into an agreement with a vendor ("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36-month leases beginning in February 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended Senior Facility with an additional covenant relating to minimum unrestricted cash balance of $25,900,000 at June 30, 2002.

Prior to each tranche period, we must elect to utilize the financing tranche for that period or decline it and the remaining tranches. If we elect to use a tranche, we will issue warrants before the beginning of the tranche period equal to 2% of our outstanding common stock for the first $10 million, 1% of the then outstanding common stock for each of tranches two and three, and 2.5% of the then outstanding common stock for the fourth tranche. The number of shares of common stock outstanding for the first tranche was determined as of January 1, 2002. The second through fourth tranches are determined as of the first day of the month immediately preceding the first day of the tranche period. The initial warrants were issued at an exercise price of $4.10. Subsequent warrants, if issued, would be priced at the average of our stock price for the period from the 10th to the 14th trading days of the month during which such warrants are issued.

On February 27, 2002, the company elected to fully utilize the first $10 million tranche of the Vendor Financing Facility, resulting in the issuance of 542,075 warrants to the vendor and 271,038 warrants to the bank syndicate, at an exercise price of $4.10. At the date of issuance, these warrants were valued at approximately $1,488,000 and will be recorded as interest expense over the remaining term of the facility.

On May 1, 2002, the Company elected to fully utilize the second $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.408. At the date of issuance, these warrants were valued at approximately $726,000 and will be recorded as interest expense over the remaining term of the facility.

On August 1, 2002, the Company elected to fully utilize the third $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.08. At the date of issuance, these warrants were valued at approximately $126,511 and will be recorded as interest expense over the remaining term of the facility.

The aforementioned warrants are subject to anti-dilution adjustments for certain events.

4.   SERIES B PREFFERED STOCK

The conversion ratio for the Series B Preferred Stock is subject to anti-dilution adjustments for certain events. As a result of the warrants issued associated with the first tranche of the Vendor Financing Facility, the conversion ratio associated with the series B Preferred Stock converts into an additional 50,000 shares of common stock. The fair value associated with these additional shares, $2,500,000 (as determined at the commitment date), will be accreted as additional dividends to preferred stock from the date of issuance of the warrants to the redemption date of the Series B Preferred Stock.

5.   NET LOSS PER COMMON SHARE
The following tables set forth the computation of basic and diluted net loss per share:



                                           Three Months Ended               Six Months Ended
                                           June 30,      June 30,       June 30,       June 30,
                                            2002          2001           2002            2001
                                       ----------------------------------------------------------
Numerator:
Net loss                               ($31,289,926)  ($27,613,754)  ($62,477,656)  ($56,562,407)
Less:
  Preferred stock dividends and
   accretion to redemption value
   of preferred stock                    (5,439,977)    (4,844,147)   (10,663,971)    (9,598,756)
                                       -------------  -------------  -------------  -------------
Numerator for basic and diluted
  net loss per share                   ($36,729,903)  ($32,457,901)  ($73,141,627)  ($66,161,163)
                                       =============  =============  =============  =============
Denominator:
Denominator for basic and diluted
  net loss per share - weighted
  average shares                         27,206,681     26,810,572     27,197,007     26,736,549
                                       =============  =============  =============  =============
Basic and diluted loss
  per common share                           ($1.35)        ($1.21)        ($2.69)        ($2.47)
                                       =============  =============  =============  =============



6.   RELATED PARTY TRANSACTIONS

As of December 31, 2001, the Company had advanced funds to certain stockholders, who are executives and officers, amounting to $1,217,281 evidenced by fully secured promissory notes. These notes bear interest at 10.75%. In February 2002, the Company advanced $545,243, to two executives, that have been secured fully by promissory notes bearing interest at 10.75%. During the quarter ended March 31, 2002, $100,000 was repaid. In April and May 2002, an additional $190,064 was repaid. At June 30, 2002 $1,519,203 of these loans remains outstanding.

7.   RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). Under certain provisions of FAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of this statement are effective for the financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The adoption of FAS 145 is not expected to have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of FAS 146 is not expected to have a material impact on our financial position or results of operations.

8.   COMPREHENSIVE LOSS

The Company reports comprehensive income (loss) as required by Financial Accounting Standards Board Statement No. 130, "Reporting Comprehensive Income," (FAS 130). FAS 130 requires that changes in fair value of the Company's derivative instruments designated as cash flow hedges, as well as other certain changes in stockholders' equity, be included in other comprehensive income (loss). For the three and six months ended June 30, 2002 and 2001, comprehensive loss was as follows:



                                            Three Months Ended              Six Months Ended
                                           June 30,      June 30,       June 30,       June 30,
                                            2002          2001           2002            2001
                                       ----------------------------------------------------------
Comprehensive loss:
Net loss                               ($31,289,926)  ($27,613,754)  ($62,477,656)  ($56,562,407)
Cumulative effect of change in
   accounting principle                         ---            ---            ---       (716,504)
(Additions) subtractions to other
   comprehensive loss for changes in
   fair value of cash flow hedges        (1,406,513)       (44,297)        98,271       (828,134)
Reclassification from other
   comprehensive loss to interest
   expense for ineffective portion
   and time value of cash flow hedges       106,097       (296,572)      (183,733)       (69,924)
                                       -------------  -------------  -------------  -------------
Comprehensive loss                     ($32,590,342)  ($27,954,623)  ($62,563,118)  ($58,176,969)
                                       =============  =============  =============  =============






Part I

Item 2.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

The discussion below contains certain forward-looking statements related to, among others, but not limited to, statements concerning future revenues and future business plans. Actual results may vary from those contained in such forward-looking statements. The following discussion should be read in conjunction with the Financial Statements and Notes set forth elsewhere in this report.

LIQUIDITY, CAPITAL RESOURCES AND IMPAIRMENT CONSIDERATIONS

Financing Requirements
The current sector and economic environment in which the Company operates has adversely affected the Company's ability to attract new customers and expand services provided to existing customers. During the first half of 2002, the telecommunications industry experienced a series of negative events that has caused many potential customers to delay or reduce their purchases. Due to these factors, the Company's operating results have not met its previous estimates and, as a result, the Company will need to raise additional capital early in the fourth quarter of 2002. In addition, as a result of these factors, the Company currently believes it is probable it will not be in compliance with certain of the covenant requirements (described below) under its debt and vendor financing facilities during the next 12 months. If this occurs, the Company would be in default and the lenders under these facilities would have the right to demand immediate payment of amounts outstanding under these facilities. In addition, our vendor would no longer be required to advance us additional funds under the Vendor Financing Facility. The Company has retained a financial advisor, Miller Buckfire Lewis & Co., LLC, to assist in developing a plan to amend, restructure or refinance its existing financing facilities and to raise additional capital. There can be no assurance that additional financing will be available, or that the Company will be able to amend, restructure or refinance its financing facilities. In addition, any additional financing, if obtained, may result in substantial dilution to the Company's common stockholders. The inability of the Company to raise the needed additional capital would have a material adverse effect on the operations and business of the Company. If the Company is unable to raise additional funds and satisfactorily amend, restructure or refinance its financing facilities, the Company would need to curtail some or all of its operations and may need to seek protection under the Federal bankruptcy laws.

Reclassification of Debt
The Company's covenants under its debt and vendor financing facilities (see
Note 3 to the unaudited condensed consolidated financial statements) contemplate quarterly increases in the Company's operating results in fiscal 2002 compared with 2001. Among other things, these covenants, as amended, require significant increases in earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Senior Facility and the Vendor Financing Facility. The Company's ability to remain in compliance with the covenants is dependent upon the Company's ability to execute its business plan and improve its operating results. However, notwithstanding the Company' efforts to remain in compliance by, among other things, curtailing expenses, the Company currently believes it is probable it will not be in compliance with certain of the covenant requirements under its debt and vendor financing facilities during the next 12 months. If this occurs, the Company will be in default and the lenders would have the right to demand immediate payment of amounts outstanding under these facilities. Accordingly, obligations under the Company's debt and vendor financing agreements have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2002.

Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all the information and footnote disclosures required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) necessary for the fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2002, as noted below. These statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. At June 30, 2002, the Company has experienced recurring losses from continuing operations and has negative working capital, and, as discussed above, requires additional capital to sustain operations and believes it is probable it will not be in compliance with certain of the covenant requirements under its debt and vendor financing facilities during the next 12 months. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Recoverability of Long-Lived Assets
If the Company is required to make changes to its business plan to meet the covenants under its debt and vendor financing facilities, or if present negative economic trends continue, the Company would be required to re-evaluate the recoverability of its long-lived assets. The recoverability of our long-lived assets may also be affected by the continued downward pressure on our stock price and the evaluation of our business plans during the capital raising process. Depending on the outcome of these evaluations, the Company could be required to record impairment charges in future periods (see Note 2 to the unaudited condensed consolidated financial statements).

OVERVIEW

We are a growing single-source provider of voice, data and Internet communications services, or integrated communications provider, with 18 years of marketing, sales and service experience. We target predominantly medium and larger-sized business customers who seek greater capacity for voice and data traffic, a single provider for their telecommunications requirements and improved levels of service. We have a large, experienced sales force consisting of 149 account executives supported by 197 network coordinators as of June 30, 2002. Our sales force is located close to our customers in 25 sales branches primarily in the Northeast and Mid-Atlantic states.

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

In May 1999, we began testing our network with some of our customers and in September 1999, we initiated commercial service. As of June 30, 2002 we were servicing more than 6,000 customer locations with PowerPath(R) access across the Northeast and Mid-Atlantic states. In December 2000, we announced completion of a successful Class-4/5 pilot phase using a softswitch from Telcordia Technologies. The softswitch technology integrated with our PowerPath(R) Network allows us to deliver both local and long distance voice services using a Voice over IP (VoIP) packet based network.

We became an integrated communications provider, or ICP, in January 1998. Prior to that, based on agency revenues, we were the largest independent sales agent for NYNEX Corp. and then Bell Atlantic (now Verizon). At the end of 1997, before withdrawing from the Verizon agency program, we were managing relationships for approximately 7,000 customers, representing over 280,000 local access lines and over $200 million in annual local telecommunications spending. As of June 30, 2002, after only 54 months as an integrated communications provider, we were serving over 15,000 customers and had 615,000 access lines and equivalent circuits, or ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our Customers. Equivalent data circuits represent the data transmission capacity purchased by our customers divided by 64 kilobits per second, which is the capacity necessary to carry one voice circuit.

Our Services

We offer the following services:

Local Telephone Services
We offer connections between our customers' telecommunications equipment and the local telephone network which we lease from incumbent phone companies in most instances. For large customers or customers with specific requirements, we integrate their private systems with analog or digital connections. We also provide all associated call processing features as well as continuously connected private lines for voice interconnectivity between separate facilities. We are now actively engaged in activating local dial tone services using the Company's PowerPath(R) Network through the use of softswitch technology developed by Telcordia Technologies. We will continue to rollout local dial tone services market by market throughout 2002 as an addition to our existing converged product portfolio. We also offer local telephone services through resale of the incumbent local exchange carrier
(ILEC) service.

Long Distance Telephone Services
We offer a full range of domestic and international long distance services, including "1+" outbound calling, inbound toll free service, and standard and customized calling plans. We also offer related services such as calling cards, operator assistance and conference calling.

High Speed Data Services
We offer a wide array of high-speed data services. Our portfolio includes Frame Relay as well as point-to-point solutions from 56kbps to 45mbps.

Internet Services
We have built an extensive IP network infrastructure for our PowerPath(R) Network. We became registered as an official Internet Service Provider, or ISP, in 2000, which enabled us to deliver Internet access to our customers as part of our PowerPath(R) Network converged services offering. We launched our iMail web based email product during the summer of 2000 and plan to further expand this offering to include unified messaging services. We provide the necessary configuration support and other network support services on a 24-hour, 7-day a week basis. We offer Internet access from 56k to 45mbps to our business customers.

Hosting Solutions
We provide our customers with shared and dedicated Web Hosting services as well as Internet/WAN Collocation services all based from our Advanced Technology Center (ATC) in Waltham, MA. Our ATC is a multifunctional Data Center that supports all CTC Hosting Solutions, a PowerPath(R) Supernode configuration, and will host future PowerPath(R) Managed Services. The ATC is a 50,000 square foot state of the art facility equipped with redundant and fault tolerance systems that ensure ongoing service 24 hours per day, 7 days per week, 365 days per year.

CTC currently supports over 200 Web Hosting customers and 20 Collocation customers.

In 2002 we began to offer Storage Area Network (SAN) service and Data Tape Backup, Archive and Recovery service and Managed Firewall service for our Web Hosting and Collocation customers. These services have been designed and released to support our customers' growing E-Business and Disaster Recovery (rapid recovery/Business Continuity (continuous systems uptime) requirements.

We are also engaged in further analysis and potential development of PowerPath(R) Managed services that would create the potential of increasing the average revenue per PowerPath(R) user. These future services include: managed firewall and intrusion detection, managed router/switch/OS/applications, network attached storage, remote tape backup, archiving and recovery, Unified Messaging and IP Telephony services.

Results of Operations - Three and Six Months Ended June 30, 2002
Compared to the Three and Six Months Ended June 30, 2001

Total revenues for the quarter ended June 30, 2002 ("2002 Quarter") were $81,912,855, as compared to $74,512,308 for the quarter ended June 30, 2001 ("2001 Quarter"), or an increase of 9.9%. Total revenues for the six months ended June 30, 2002 ("2002 Six Months") were $164,997,799 as compared to $142,133,452 for the six months ended June 30, 2001 ("2001 Six Months") or an increase of 16.1%. The 2002 Quarter revenues also represented a slight decrease of 1.4% from the revenues of $83,084,944 for the quarter ended March 31, 2002. We have added approximately 79,600 access lines since the quarter ending June 30, 2001 resulting in the increase in revenue due to the addition of access line equivalents (ALEs) for both new and existing customer relationships.

A common basis for measurement of an integrated communications provider's progress is the growth in ALEs. ALEs are the total number of voice circuits and equivalent data circuits we have in service. Voice circuits are the actual number of voice circuits purchased by our customers. We calculate our equivalent data circuits by dividing the data transmission capacity purchased by our customers by 64 kilobits per second, which represents the capacity necessary to carry one voice circuit. ALEs in service increased by 79,600, or approximately 14.9%, since June 30, 2001. This increase is a result of ALEs from new customers and growth from existing customers. This brought total ALEs in service to 615,000 at June 30, 2002.

Costs of telecommunications revenues, excluding depreciation, for the 2002 Quarter were $60,572,300, as compared to $59,852,566 for the 2001 Quarter; and were $123,983,027 for the 2002 Six Months as compared to $115,196,751 for the 2001 Six months. As a percentage of telecommunications revenues, cost of telecommunications revenues was 73.9% for the 2002 Quarter and 75.1% for the 2002 Six Months, as compared to 80.3% for the 2001 Quarter and 81.0% for the 2001 Six Months. The decrease in the percentage of the cost of the telecommunications revenues primarily reflects the migration of new and existing customers onto our PowerPath? Network and the increased use of our own lower cost fiber facilities.

Selling expense consists of the costs of providing sales and other support services for customers including salaries, commissions and bonuses to sales force personnel. General and administrative expense consists of the costs of the billing and information systems and personnel required to support our operations and growth.

For the 2002 Quarter, selling, general and administrative expenses (SG&A) decreased 3.9% to $19,789,990 from $20,587,956 for the 2001 Quarter; and for the 2002 Six Months decreased 3.4% to $40,387,157 from $41,787,722 for the 2001 Six Months. The decrease in SG&A from the 2001 Quarter and 2001 Six Months is due to the decision to limit our expansion and leverage our current branch infrastructure. For the 2002 Quarter and 2002 Six Months, SG&A expenses were 24.2% and 24.5%, respectively, of total revenue as compared to 27.6% and 29.4% of total revenue for the 2001 Quarter and 2001 Six Months.

As of June 30, 2002, we employed 712 people including 149 account executives and 197 network coordinators in branch locations throughout the Northeast and Mid-Atlantic states as compared to 676 employees at June 30, 2001.

Depreciation and amortization expense increased to $24,444,941 in the 2002 Quarter from $17,094,524 for the 2001 Quarter; and increased to $48,487,312 in the 2002 Six Months from $33,728,760 for the 2001 Six Months. This increase was a result of additional expenses associated with the equipment and software relating to the network deployment and the upgrade of our information systems. Network equipment and software is being depreciated over 2-5 years, reflecting the risk of rapid technological change.

Other expense, net, increased by 82.9% to $8,395,550 for the 2002 Quarter and increased by 83.1% to $14,617,959 for the 2002 Six Months from the same periods in 2001. Interest expense increased due to the increase in borrowings required in connection with the deployment of our network, working capital requirements, funding our operating losses and issuance of warrants. The increase is further affected by a decrease in interest income due to lower invested cash balances throughout the quarter.

As a result of the above factors, the net losses totaled to $31,289,926 and $62,477,656 for the 2002 Quarter and 2002 Six Months, respectively and net losses totaled to $27,613,754 and $56,562,407 for the 2001 Quarter and 2001 Six Months, respectively.

Liquidity and Capital Resources

Working deficit at June 30, 2002 was ($291,733,900) compared to working capital of $20,976,111, at December 31, 2001, a decrease of $312,710,011, which was used to fund our operating losses, capital expenditures and capital lease payments. In addition, approximately $35,287,014 of capital lease obligations and $221,062,500 notes payable were reclassified from long term to current liabilities as discussed in Note 1 to the unaudited condensed consolidated financial statements. Cash balances at June
30, 2002 and December 31, 2001 totaled $27,000,035 and $66,289,140, respectively. The Company has entered into an equipment lease financing arrangement that restricts $7.5 million of cash as security for this arrangement.

Since September 30, 1998, we have entered into various lease and vendor financing agreements which provide for the acquisition of equipment and software. As of June 30, 2002, the aggregate amount borrowed under these agreements was approximately $157.4 million with an outstanding balance of approximately $98.1 million.

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

In March 2002, we amended the agreement covering our Senior Facility to include new covenant levels as well as an increase in the interest rate grids. The Senior Facility provides for certain financial and operational covenants as described below. As of June 30, 2002, the Company is in compliance with all the amended covenants however see Note 1 to the unaudited condensed consolidated financial statements. In connection with the amendment, the bank syndicate will receive common stock warrants, which could total 3.25% of our outstanding shares of common stock if warrants to purchase common stock are issued in conjunction with the Company's Vendor Finance Facility, as discussed below. The issuance, terms and prices of the warrants are structured in the same manner as the warrants issuable under the Vendor Finance Facility. As of June 30, 2002, the full $225 million of the Senior Facility has been utilized.

As previously disclosed, we have various covenants in our debt and vendor financing facilities. Key financial covenants at June 30, 2002 and for the remainder of this fiscal year include:

                                                Quarter Ended
                                    June 2002   September 2002   December
2002
                                   ------------ --------------  ------------
--
Minimum ALEs installed and billed       535,000       555,000           N/A
Minimum Revenue                     $78,000,000   $84,000,000           N/A
Minimum Consolidated EBITDA          $1,500,000    $8,000,000           N/A
Maximum Total Leverage Ratio             N/A          10.50:1        6.50:1
Minimum Interest Coverage Ratio          N/A           1.00:1        1.50:1
Minimum Unrestricted Cash Balance   $25,900,000   $13,100,000   $13,100,000

The Company reported positive EBITDA of $1,550,565 and $627,615 for the 2002 Quarter and 2002 Six Months, respectively. For the quarter ended June 30, 2002, we were in compliance with our covenants.

The Company's covenants under its debt and vendor financing facilities (see
Note 3 to the unaudited condensed consolidated financial statements) contemplate quarterly increases in the Company's operating results in fiscal 2002 compared with 2001. Among other things, these covenants, as amended, require significant increases in earnings before interest, taxes, depreciation and amortization (EBITDA), as defined in the Senior Facility and the Vendor Financing Facility. The Company's ability to remain in compliance with the covenants is dependent upon the Company's ability to execute its business plan and improve its operating results. However, notwithstanding the Company' efforts to remain in compliance by, among other things, curtailing expenses, the Company currently believes it is probable it will not be in compliance with certain of the covenant requirements under its debt and vendor financing facilities during the next 12 months. If this occurs, the Company will be in default and the lenders would have the right to demand immediate payment of amounts outstanding under these facilities. Accordingly, obligations under the Company's debt and vendor financing agreements have been classified as current liabilities in the accompanying condensed consolidated balance sheet as of June 30, 2002.

In March 2002, we entered into an agreement with a vendor ("Vendor Finance Facility"), which an executive officer thereof is on the Board of Directors of the Company, which restructures approximately $48 million in outstanding capital leases. The leases have been restructured into 36-month leases beginning in February 2002. There will be no principle or interest payments for the first six months and the leases will then be amortized over the remaining 30 months. In addition, subject to meeting the conditions for the financing, we will also receive up to $40 million in capital lease financing from the finance subsidiary of this vendor for equipment purchases in 2002 available in four separate tranches of $10 million each. These are available quarterly on the first days of February, May, August and November 2002. For each new tranche of capital drawn, there are no payments required for the first six months, and then the leases will be amortized over the next 30 months. This additional capital is dependent upon our compliance with the conditions in the agreement, including compliance with financial and operating covenants. These covenants are virtually the same as those in the amended Senior Facility with an additional covenant relating to minimum unrestricted cash balance. As discussed in Note 1 to the unaudited condensed consolidated financial statements, there are no assurances that tranche 4 will be made available to the Company.

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

On February 27, 2002, the company elected to fully utilize the first $10 million tranche of the Vendor Financing Facility, resulting in the issuance of 542,075 warrants to the vendor and 271,038 warrants to the bank syndicate, at an exercise price of $4.10. At the date of issuance, these warrants were valued at approximately $1,488,000 and will be recorded as interest expense over the remaining term of the facility.

On May 1, 2002, the Company elected to fully utilize the second $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.408. At the date of issuance, these warrants were valued at approximately $726,000 and will be recorded as interest expense over the remaining term of the facility.

On August 1, 2002, the Company elected to fully utilize the third $10 million tranche of the Vendor Finance Facility, resulting in the issuance of 272,067 warrants to the vendor and 136,034 to the bank syndicate, at an exercise price of $2.08. At the date of issuance, these warrants were valued at approximately $126,511 and will be recorded as interest expense over the remaining term of the facility.

The aforementioned warrants are subject to anti-dilution adjustments for certain events.

The conversion ratio for the Series B Preferred Stock is subject to anti-dilution adjustments for certain events. As a result of the warrants issued associated with the first tranche of the Vendor Financing Facility, the conversion ratio associated with the series B Preferred Stock converts into an additional 50,000 shares of common stock. The fair value associated with these additional shares, $2,500,000 (as determined at the commitment date), will be accreted as additional dividends to preferred stock from the date of issuance of the warrants to the redemption date of the Series B Preferred Stock.

We will continue to use the balance of the proceeds realized from the Senior Facility and the Series B redeemable convertible preferred stock financing for general corporate purposes including, capital expenditures, working capital and operating losses associated with the continued deployment of our network, further penetration of our existing region throughout the Northeast and Mid-Atlantic states. Until utilized, the net proceeds from the Senior Facility and Series B redeemable convertible preferred stock financing are being invested in short-term, interest-bearing instruments and other investment-grade securities.

Please see opening section in Management's Discussion and Analysis of Financial Condition and Results of Operations for current discussion of Liquidity, Capital Resources and Impairment Considerations.


Recent Accounting Pronouncements

In April 2002, the Financial Accounting Standards Board issued Statement No. 145, "Rescission on FASB Statements 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (FAS 145). Under certain provisions of FAS 145, gains and losses related to the extinguishment of debt should no longer be segregated on the income statement as extraordinary items net of the effects of income taxes. Instead, those gains and losses should be included as a component of income before income taxes. The provisions of this statement are effective for the financial statements issued for fiscal years beginning after May 15, 2002 with early adoption encouraged. Any gain or loss on the extinguishment of debt that was classified as an extraordinary item should be reclassified upon adoption. The adoption of FAS 145 is not expected to have a material impact on our financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (FAS
146) which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force
(EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in Restructuring)." This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Under Issue 94-3, a liability was recognized at the date of an entity's commitment to an exit plan. FAS 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this statement are effective for exit and disposal activities that are initiated after December 31, 2002, with early application encouraged. The adoption of FAS 146 is not expected to have a material impact on our financial position or results of operations.


Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Notional amounts outstanding at June 30, 2002 subject to the interest 12.25% and 9.67% rate collar is $33 million, with an expected maturity date in the year 2003. The interest rate collar effectively locks $33 million of our Senior Facility borrowings between

Notional amount outstanding at June 30, 2002 subject to the interest rate swap is $17 million, with an expected maturity date in the year 2003. The interest rate swap effectively caps $17 million of our Senior Facility borrowings at 10.75%.

In December 2001 and January 2002, we entered into two additional interest rate cap agreements of 6.5% maturing in October 2003 and September 2003 on $12.5 million and $50 million of borrowings, respectively.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding debt obligations. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in interest rates on market sensitive instruments, considering the hedge agreements noted above. We compare the market values for interest risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market interest rates in effect at June 30, 2002. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2002. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2002, with respect to our variable rate debt obligations, a 10% increase in interest rates with all other variables held constant would result in increased interest expense and cash expenditures for interest of approximately $368,000 for the quarter ended June 30, 2002. A 10% decrease in interest rates would result in reduced interest expense and cash expenditures of approximately $92,000 and for the same period taking into consideration the interest rate collar as noted.

For purposes of specific risk analysis we use sensitivity analysis to determine the impacts that market risk exposure may have on the fair value of our outstanding fixed rate redeemable convertible preferred stock. To perform sensitivity analysis, we assess the risk of loss in fair values from the impact of hypothetical changes in dividend rates on market sensitive instruments. We compare the market values for dividend risk based on the present value of future cash flows as impacted by the changes in the rates. We selected discount rates for the present value computations based on market dividend rates in effect at June 30, 2002. We compared the market values resulting from these computations with the market values of these financial instruments at June 30, 2002. The differences in the comparison are the hypothetical gains or losses associated with each type of risk. As a result of our analysis we determined at June 30, 2002, with respect to our fixed rate redeemable convertible preferred stock, a 10% increase in dividend rates with all other variables held constant would result in increased dividends of approximately $491,000 for the quarter ended June 30, 2002. A 10% decrease in dividend rates would result in reduced dividends of approximately $491,000 for the same period.





Part II
Item 2. Changes in Securities
(c) On May 1, 2002, in connection with the Company's election to utilize the second tranche of $10 million of the Vendor Finance Facility provided by Cisco, we issued (i) a seven-year warrant to purchase 272,067 shares of our common stock at an exercise price of $2.408 per share to Cisco Systems Capital Corp. and (ii) seven-year warrants to purchase an aggregate of 136,034 shares of our common stock at an exercise price of $2.408 per share to the Toronto Dominion (Texas) Inc. and the other Lenders under the TD Credit Facility.

Reference is made to the disclosure set forth in the "Liquidity and Capital Resources" section of Part I, Item 2 (Management's Discussion and Analysis of Financial Condition And Results Of Operations) as part of this Quarterly Report on Form 10-Q, Exhibit 10.1 filed as part of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2002 and Exhibit 10.27 filed as part of our Annual Report on Form 10-K for the year ended December 31, 2001 for a complete description of the transactions described above.

All of the warrants were issued in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, as transactions by an issuer not involving a public offering.

Item 4 - Submission of Matters to a Vote of Security Holders
(a) The 2002 Annual Meeting of Stockholders of the Company was held on May 23, 2002.
(b)     Not applicable.
(c)     Each nominee for Class II director received the following votes:

Name                          Votes For               Withheld
---------------------------------------------------------------
Richard J. Murphy             23,859,955               127,559
Mark E. Nunnelly              23,847,154               140,359
Richard J. Santagati          23,876,419               111,094
The following table sets forth the other matters voted upon and the respective number of votes cast for, against, number of abstentions and broker nonvotes.

Matter                          Votes         Votes                    Delivered
Voted Upon                      For           Against    Abstentions   Non Voted
---------------------------------------------------------------------------------
To approve the amendment
  to the 2000 Flexible
  Stock Plan                   22,152,601     1,735,786      99,126          -
To approve the amendment
  to the 1999 Equity
  Incentive Plan for
  Non-Employee Directors       22,264,513     1,695,043      27,957          -
To approve the retention
  of Ernst & Young LLP as
  independent accountants      23,890,276        82,434      14,803          -

(d)     Not applicable.

Item 5.  Other Information

The Company has been informed by Nasdaq that its common stock will be delisted from The Nasdaq National Market at the opening of business on August 20, 2002, due to the Company's failure to comply with the minimum bid price for continued listing as set forth in Nasdaq Marketplace Rule 4450(b)(4). Nasdaq has also advised the Company that it does not meet the continued listing standard for the Nasdaq SmallCap Market in accordance with Nasdaq Marketplace Rule 4310(c)(2)(B).

Upon the Nasdaq delisting, the Company's common stock will be traded in the over-the-counter market in the so-called "pink sheets" or on the OTC Bulletin Board.

Item 6 - Exhibits and Reports on Form 8-K

(a) The following exhibits are included herein:

10.1 Seven-year warrant issued May 1, 2002 to Cisco Systems Capital Corp. to purchase 272,067 shares at $2.408 per share
99.1 Certification pursuant to Section 906 of Corporate Fraud Accountability Act of 2002
99.2  Risk Factors

Per Instruction 2 to Item 601 of Regulation S-K and as disclosed in Part II,
Item 2 of this Report, the following Schedule sets forth the list of Warrants we issued on May 1, 2002 pursuant to the terms of the TD Credit Facility, which contain identical terms as the warrant filed as Exhibit 10.1 hereto except for the name of the warrantholder and number of shares issuable upon exercise of the warrant.

Name of Warrantholder        No. of Shares Issuable Upon Exercise of Warrant
---------------------       ------------------------------------------------
TORONTO DOMINION (TEXAS) INC.     48,367
ING (U.S.) CAPITAL LLC            15,115
CREDIT SUISSE FIRST BOSTON        24,184
LB 1 GROUP INC.                   24,184
CISCO SYSTEMS, INC.               15,115
RFC CAPITAL CORPORATION            3,023
IBM CREDIT CORPORATION             6,046

(b) Reports on Form 8-K
	We filed the following reports on Form 8-K during the quarter ended
June 30, 2002
	Date		Items Reported
    -------        --------------------------------------------------------

1.  April 16, 2002    Announcement that over 100 customers have been
                      activating using our Inverse Multiplexing over ATM solution.

2.  April 24, 2002    Announcement that we have surpassed the milestone
                      of over 1,000,000 minutes of voice traffic per day.

3.  April 30, 2002    Announcement of first quarter operating highlights.

4.    May 15, 2002    Announcement of receipt of certificate of
                      registration for the PowerPath(R) service mark.

5.    May 29, 2002    Announcement that we now offer local dial tone
                      service on our PowerPath(R) Network in Albany NY.

6.   June 14, 2002    Report on recent presentations to stockholders
                      and investors.

7.   June 18, 2002     Announcement that we now offer local dial tone
                       service on our PowerPath(R) Network in Syracuse NY.



                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on behalf by the undersigned thereunto duly authorized.

                                       CTC COMMUNICATIONS GROUP, INC.

Date:  August 14, 2002             /S/  ROBERT J. FABBRICATORE
                                    ----------------------------
                                         Robert J. Fabbricatore
                                         Chairman and CEO


Date:  August 14, 2002              /S/  JOHN D. PITTENGER
                                   -----------------------------
                                         John D. Pittenger
                                         Executive Vice President,
                                         and Chief Financial
                                         Officer